Form 10-Q
period 2014-06-30
Merecot Corp.
filed 2014-08-25
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-194145

MERECOT CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7373 (Primary Standard Industrial Classification Number)	EIN 68-0683374 (IRS Employer Identification Number)

616 Corporate Way

 Suite 2-6621

Valley Cottage, NY 10989

929-200-1255

merecot.corp@gmail.com

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X  ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 25, 2014
Common Stock: $0.001	5,160,000

2 | Page

Table of Contents

PART I - FINANCIAL INFORMATION

4

Item 1. Financial Statements

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

17

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

21

Item 4. Controls and Procedures.

21

PART II. OTHER INFORMATION

22

Item 1. Legal Proceedings.

22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3. Defaults upon Senior Securities.

22

Item 4. Mine Safety Disclosures.

22

Item 5. Other Information.

22

Item 6. Exhibits.

22

Signatures

23

3 | Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERECOT CORP. CONDENSED BALANCE SHEET
ASSETS	June 30, 2014 (unaudited)	December 31, 2013

Current Assets
Cash	$3,049	7,830

Total Current Assets	3,049	7,830

Computer Equipment
Computer Equipment	692	-
Accumulated Depreciation	(35)	-
Computer Equipment, Net	657	-

Total Assets	3,706	$ 7,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Advances from Stockholder	983	996
Loan Payable - Stockholder	5,000	5,000
Total Current Liabilities	5,983	5,996

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 5,160,000 shares issued and outstanding, respectively	5,160	5,000
Additional paid-in capital	1,440	-
Deficit accumulated during the development stage	(8,877)	(3,166)

Total Stockholders’ Equity (Deficit)	(2,277)	1,834

Total Liabilities and Stockholders’ Equity (Deficit)	$3,706	7,830

The accompanying notes are an integral part of these condensed financial statements.

4 | Page

MERECOT CORP. Condensed Statements of Operations
	For the Six Months Ended June 30, 2014 (Unaudited)	For the Three Months Ended June 30, 2014 (Unaudited)	For the Period from June 21, 2013 (inception) through June 30, 2013 (Unaudited)

Revenue	$-	-	-

Operating Expenses
Professional Fees	4,853	1,870
General and Administrative Expenses	858	767	695
Total Operating Expenses	5,711	2,637	695
Loss before Income Tax Provision	(5,711)	(2,637)	(695)

Income Tax Provision	-	-	-
Net Loss	$(5,711)	(2,637)	(695)

Net Loss per Common Share
Basic and Diluted	$(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding
Basic and Diluted	5,010,608	5,021,104	5,000,000
The accompanying notes are an integral part of these condensed financial statements.

5 | Page

MERECOT CORP. Condensed Statements of Cash Flows
	Six Months Ended June 30, 2014 (Unaudited)	Period from June 21, 2013 (inception) to June 30, 2013 (Unaudited)
Cash flows from operating activities:
Net loss	$(5,711)	(695)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	35	-

Net cash used in operating activities	(5,676)	(695)

Cash flows from investing activities:
Acquisition of computer equipment	(692)	-

Net cash used in investing activities	(692)	-

Cash flows from financing activities:
Advances from (repayments to) stockholders	(13)	695
Common stock issued for cash	1,600	-

Net cash provided by financing activities	1,587	695

Net increase (decrease) in cash	(4,781)	-

Cash, beginning of the period	7,830	-
Cash, end of the period	$3,049	-

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	-
Income Taxes	$-	-

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

MERECOT CORP. Statement of Stockholders Equity (Deficit) For the Period from June 21, 2013 (inception) to June 30, 2014 (Unaudited)
	Common stock par value $0.001
	Number of shares	Amount		Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity (Deficit)

June 21, 2013 (inception)	-		-			-		-

Issuance of common shares for cash upon formation	5,000,000	$ 5,000					$ 5,000

Net Loss					$ (3,166)		(3,166)

Balance, December 31, 2013	5,000,000	5,000			(3,166)		1,834

Issuance of common shares for cash on June 18, 2014	160,000	160		1,440			1,600

Net Loss					(5,711)		(5,711)

Balance, June 30, 2014	5,160,000	$ 5,160		$ 1,440	$ (8,877)		$ (2,277)

The accompanying notes are an integral part of these condensed financial statements.

7 | Page

Merecot Corp.

June 30, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Merecot Corp.

Merecot Corp. (the “Company”) was incorporated on June 21, 2013 under the laws of the State of Nevada.  The Company engages in creating automated supply chain Web Services to the Spa and Wellness industry.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended December 31, 2013 and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with SEC on February 26, 2014 with an effective date of June 4, 2014.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenues since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

8 | Page

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include computer equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Computer Equipment

Computer equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of computer equipment is computed by the straight-line method (after

10 | Page

taking into account their respective estimated residual values) over the assets estimated useful life of five years.  Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

11 | Page

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2014 or 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash

12 | Page

equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

13 | Page

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

14 | Page

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has recognized a nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note4 – Computer Equipment

(i)

Depreciation Expense

Depreciation expense was $35 for the reporting period ended June 30, 2014.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

On June 21, 2013, upon formation, the Company sold 5,000,000 shares of common stock to the founder of the Company at $0.001 per share, or $5,000 in cash.

In June 2014, the Company issued 160,000 shares of its common stock at $0.01 per share, or $1,600 in cash.

15 | Page

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Evgenia Gonikman	Chairman, CEO, significant stockholder and director

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

The Chairman, CEO and significant stockholder of the Company advanced $996 in aggregate to the Company for the period from June 21, 2013 (inception) through December 31, 2013, none of which has been repaid.

The Chairman, CEO and significant stockholder of the Company was repaid $13 in aggregate to the Company for the reporting period ended June 30, 2014.

Loan Payable  - Chief Executive Officer

On July 5, 2013, the Company executed a loan agreement in the amount of $5,000 payable to the Chairman, CEO and significant stockholder of the Company.    The loan is unsecured, non-interest bearing and due on demand.

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Forward Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

16 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

We are a development stage company with nominal revenue earned to date and minimum operations and assets.  Since our incorporation, our management has determined our business plan to create automated supply chain Web Services to the SPA and Wellness industry, identified our target market and obtained initial funding of $10,000 from our director. We will require additional funding in order to pursue our business objectives and there is no guarantee that we will be successful in this regard.

Our plan of operation is to design, develop, and run Web Services that will connect manufacturers and distributors of the SPA products and equipment with individual SPA and Wellness outlets. The Web Services will perform multiple business functions including automated inventory control, delivery scheduling, introduction of the new products and equipment.

Our principal executive office is located at 616 Corporate Way Suite 2-6621, Valley Cottage, NY 10989. Our telephone number is (929) 200-1255, and our registered agent for service of process is the INCORP SERVICES, INC, located at 2360 CORPORATE CIRCLE STE 400, HENDERSON, Nevada, 89074-7722. We were incorporated in the State of Nevada on June 21, 2013. Our fiscal year end is December 31.

Product

Description of Product or Services

The services offered by Merecot Corp. are based on a distributed Cloud location with well defined interfaces. There are 2 types of interfaces. One interface is for suppliers and manufacturers of SPA products and equipment and another is for consumers (individual SPA and Wellness locations). These services will fulfill the following functionality:

1.

Provide consumers with detailed information about products available in their geographical area

2.

Complete single and/or recurring purchases

3.

Setup delivery schedule

4.

Preset minimum inventory levels that will trigger next delivery

5.

Provide facility to return damaged or unwanted items

6.

Limit access to the services only to authorized personnel

There will be a grace period for the consumers who want to try services and see how they can improve the productivity and effectiveness of their company.

Target Market and Clients/potential Clients

Our target clients are divided in two categories:

Category 1: the individual SPA and Wellness locations, small and medium size franchises.

Category 2: SPA and Wellness product and equipment manufacturers and distributors

Geographically both categories could be located anywhere in the world although at the initial stage of our development we’ll target the North American markets

17 | Page

Source of revenue

The key factor in estimating pricing is to attract more SPA and Wellness locations because of that we will charge them a very modest fee just to cover the expenses to support them in using our services. Moreover the first 6 months will be free so they can appreciate the convenience and benefits of our services

Customer’s fee (Individual SPA and Wellness locations)
The first 6 months free	After the first 6 months fixed monthly fee of $39.99 USD

The main source of our revenue will be commissions paid by suppliers and manufacturers.  This is the flat fixed fee and the percentage of the sold products through our services. To attract suppliers and encourage them to build up the sales network we propose to charge sales commissions based on the volume of sold products. That means the more volume of the sold product using our services the less percentage the Supplier will be charged.

Supplier’s fees
Fixed monthly fee	Percentage of the total amount of sold products
$99.99 USD	%% based on the volume of sales

Marketing Strategy

The marketing approach is to offer our services for free for a trial period of 6 months to the SPA locations and 3 months to the suppliers and manufacturers. Suppliers and manufacturers will be contacted directly by our sales representatives.

Individual SPA locations will receive published information and free offers via regular mail. Extended information and offers will be also available on our website. We will use Google and YouTube web advertisement campaign that targets both categories of our customers.

Competition and Competitive Strategy

Currently there are no direct competitors that are offering the same services.

There are numbers of potential competitors that provide some elements of what Merecot Crop. will offer to their customers as integrated package.

We can categorize our competitors into two groups:

1.

The companies that sell SPA products and equipment.

2.

The companies that sell Vendor Management, Supplier Management, and Inventory Management Systems.

We cannot guarantee that we will be able to attract enough customers and that we will be able to compete effectively because we have not yet begun operations. We do not have a competitive position relative to these other companies. Once we launch operations, we hope to compete on the basis of price, quality and the novelty of our services. We intend to offer new services to the SPA and Wellness industry.  We intend to capitalize on our president’s knowledge of SPA business.  We intend to compete on price for our Web Services.  While our profit margins will be smaller on our SPA services, we intend to compensate for this by having larger margins on services offered to manufacturers and distributors of the SPA products and equipment.

Our operations and our ability to generate revenues will be harmed if we are unable to establish a reputation as a provider of quality services.

Currently, our competitive position within the industry is negligible in light of the fact that we have not started our operations.

18 | Page

Sources and Availability of Products and Supplies

Although we currently have no customers, we believe that with our President’s industry experience and connections will enable us to develop the various aspects of the business.  Ms. Gonikman has experience with the SPA industry and also experience in arranging promotion and marketing packages.

We believe there are no constraints on the sources or availability of products and supplies related to the development of our SPA Web Services.

Employees And Employment Agreements

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Months Period Ended June 30, 2014

Our net loss for the six months period ended June 30, 2014 was ($5,711).  During the six month periods ended June 30, 2014 we have not generated any revenue.

During the six months period ended June 30, 2014 our operating expenses were general and administrative $858 and professional fees of $4,853.

Liquidity and Capital Resources

Six Months Period Ended June 30, 2014

As at June 30, 2014, our total assets were $3,706 compared to $7,830 as at December 31, 2013. Total assets were comprised of cash and computer equipment. As at June 30, 2014 and as at December 31, 2013 our current liabilities were $5,983 and $5,996 respectively.  Stockholders’ equity was $ (2,277) as of June 30, 2014 compare to $1,834 at December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended June 30, 2014 net cash flows used in operating activities was ($5,676).

19 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended June 30, 2014 net cash provided by financing activities was $1,587 which includes repayment of ($13) of advances from stockholder and proceeds from issuance of common stock of $1,600.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' audit report accompanying our December 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

20 | Page

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

No report required.

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

21 | Page

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No report required.

Item 3. Defaults upon Senior Securities.

No report required.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No report required.

Item 6. Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

22 | Page

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merecot Corp.
Dated: August 25, 2014	By: /s/ Evgenia Gonikman
Evgenia Gonikman, President and Chief Executive Officer and Chief Financial Officer

23 | Page