Form 10-Q
period 2014-09-30
Merecot Corp.
filed 2014-11-10
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 10, 2014
Common Stock: $0.001	7,160,000

Table of Contents

PART I - FINANCIAL INFORMATION

4

Item 1. Financial Statements

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

16

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

21

Item 4. Controls and Procedures.

21

PART II. OTHER INFORMATION

22

Item 1. Legal Proceedings.

22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3. Defaults upon Senior Securities.

22

Item 4. Mine Safety Disclosures.

22

Item 5. Other Information.

22

Item 6. Exhibits.

22

Signatures

23

3 | Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERECOT CORP. Condensed Balance Sheet
ASSETS	September 30, 2014 (unaudited)	December 31, 2013

Current Assets
Cash	$22,061	7,830

Total Current Assets	22,061	7,830

Computer Equipment
Computer Equipment	692	-
Accumulated Depreciation	(69)
Computer Equipment, Net	623	-

Total Assets	22,684	7,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Advances from Stockholder	1,023	996
Loan Payable - Stockholder	5,000	5,000
Total Current Liabilities	6,023	5,996

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 7,160,000 shares issued and outstanding, respectively	7,160	5,000
Additional paid-in capital	19,440	-
Deficit accumulated during the development stage	(9,939)	(3,166)

Total Stockholders’ Equity (Deficit)	16,696	1,834

Total Liabilities and Stockholders’ Equity (Deficit)	$22,684	7,830

The accompanying notes are an integral part of these condensed financial statements.

MERECOT CORP. Condensed Statement of Operations
	Three months ended September 30, 2014 (Unaudited)	Nine months ended September 30, 2014 (Unaudited)	Period from June 21, 2013 (inception) to September 30, 2013 (Unaudited)	Three months ended September 30, 2013 (Unaudited)
Revenues	$-	-
Operating Expenses
General and Administrative	312	1,170	823	128
Professional Fees	750	5,603

Total Operating Expenses	1,062	6,773	823	128

Loss before Income Tax Provision	(1,062)	(6,773)	(823)	(128)

Income Tax Provision	-	-	-

Net Loss	$(1,062)	(6,773)	(823)

Net Loss per Common Share Basic and Diluted	$(0.00)	(0.00)	(0.00)

Weighted-average number of common shares outstanding Basic and Diluted	6,012,144	5,348,152	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

MERECOT CORP. Condensed Statement Of Cash Flows
	Nine Months Ended September 30, 2014 (unaudited)	Period from June 21, 2013 (inception) to September 30, 2013 (unaudited)
Cash flows from operating activities:
Net loss	$(6,773)	(823)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	69

Net cash used in operating activities	(6,704)	(823)

Cash flows from investing activities:
Acquisition of computer equipment	(692)

Net cash used in investing activities	(692)

Cash flows from financing activities:
Advances from (repayments to) stockholders	27	791
Loan payable - Stockholder	-	5,000
Common stock issued for cash	21,600

Net cash provided by financing activities	21,627	5,791

Net increase (decrease) in cash	14,231	4,968

Cash, beginning of the period	7,830	-
Cash, end of the period	$22,061	4,968

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	-
Income Taxes	$-	-

The accompanying notes are an integral part of these condensed financial statements.

MERECOT CORP. Statement of Stockholders Equity (Deficit) For the Period from June 21, 2013 (inception) to September 30, 2014 (Unaudited)
	Common stock par value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)

June 21, 2013 (inception)	-	-		-	-

Issuance of common shares for cash upon formation	5,000,000	5,000			5,000

Net Loss				(3,166)	(3,166)

Balance December 31, 2013	5,000,000	5,000		(3,166)	1,834

Issuance of common shares for cash January – September 2014	2,160,000	2,160	19,440		21,600

Net Loss				(6,773)	(6,773)

Balance, September 30, 2014	7,160,000	7,160	19,440	(9,939)	16,661

The accompanying notes are an integral part of these condensed financial statements.

Merecot Corp.

September 30, 2014 and 2013

Notes to the Financial Statements

Note 1 – Organization and Operations

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

9 | Page

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Computer Equipment

Computer equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of computer equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five years.  Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

11 | Page

shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued.

b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2014 or 2013.

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

13 | Page

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.

Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.

Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at Sept 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Computer Equipment

(i)

Depreciation Expense

Depreciation expense was $69 and $0 for the reporting period ended September 30, 2014 and 2013.

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

15 | Page

Between June 2014 and September 2014, the Company issued 2,160,000 shares of its common stock at $0.01 per share, or $21,600 in cash.

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

The Chairman, CEO and significant stockholder of the Company advanced $1,023 in aggregate to the Company for the period from June 21, 2013 (inception) through September 30, 2014, none of which has been repaid.

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

17 | Page

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

Supplier’s fees
Fixed monthly fee	Percentage of the total amount of sold products
$99.99 USD	% based on the volume of sales

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

19 | Page

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

Nine Months Period Ended September 30, 2014 and December 31, 2013

Our net loss for the nine months period ended September 30, 2014 was ($6,773).  During the nine month periods ended September 30, 2014 we have not generated any revenue.

During the nine months period ended September 30, 2014 our operating expenses were general and administrative $1,170 and professional fees of $5,603.

Liquidity and Capital Resources

Nine Months Period Ended September 30, 2014

As at September 30, 2014, our total assets were $22,684 compared to $7,830 as at December 31, 2013. Total assets were comprised of cash and computer equipment. As at September 30, 2014 and as at December 31, 2013 our current liabilities were $6,023 and $5,996 respectively.  Stockholders’ equity was $16,661 as of September 30, 2014 compared to $1,834 at December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended September 30, 2014 net cash flows used in operating activities was (6,704).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended September 30, 2014 net cash provided by financing activities was $21,627 which includes advances from stockholder of $27 and proceeds from issuance of common stock of $21,600.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

21 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

23 | Page

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merecot Corp.
Dated: November 10, 2014	By: /s/ Evgenia Gonikman
Evgenia Gonikman, President and Chief Executive Officer and Chief Financial Officer