Form 10-K
period 2014-12-31
Merecot Corp.
filed 2015-06-08
CIK 1600750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________

                         Commission File No. 333-194145

                                  MERECOT CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                 7373                         68-0683374
(State or Other Jurisdiction of       (Primary Standard Industrial            (IRS Employer
Incorporation or Organization)           Classification Number)            Identification No.)

                         616 Corporate Way Suite 2-6621,
                            Valley Cottage, NY 10989
                               Phone: 929-200-1255
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of December 31, 2014, the registrant had 7,160,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2014

                                TABLE OF CONTENTS

PART I

   Item 1. Description of Business..........................................   3

   Item 1A. Risk Factors....................................................   5

   Item 1B. Unresolved Staff Comments.......................................   5

   Item 2. Properties.......................................................   5

   Item 3. Legal Proceedings................................................   6

   Item 4. Mine Safety Disclosures..........................................   6

PART II

   Item 5. Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities................   6

   Item 6. Selected Financial Data..........................................   7

   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................   7

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk......  10

   Item 8. Financial Statements and Supplementary Data......................  11

   Item 9. Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.........................................  25

   Item 9A. Controls and Procedures.........................................  25

   Item 9B. Other Information...............................................  25

PART III

   Item 10. Directors, Executive Officers and Corporate Governance..........  25

   Item 11. Executive Compensation..........................................  27

   Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.................................  28

   Item 13. Certain Relationships and Related Transactions, and
            Director Independence...........................................  28

   Item 14. Principal Accounting Fees and Services..........................  28

PART IV

   Item 15. Exhibits, Financial Statement Schedules.........................  29

SIGNATURES..................................................................  29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Our principal executive office is located at 616 Corporate Way Suite 2-6621, Valley Cottage, NY 10989. Phone: (929) 200-1255.

We were incorporated in the State of Nevada on June 21, 2013. Our fiscal year end is December 31.

PRODUCTS/SERVICES

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

Category 2: SPA and Wellness product and equipment manufacturers and distributors

Geographically both categories could be located anywhere in the world although at the initial stage of our development we'll target the North American markets

SOURCE OF REVENUE

The key factor in estimating pricing is to attract more SPA and Wellness locations because of that we will charge them a very modest fee just to cover the expenses to support them in using our services. Moreover the first 6 months will be free so they can appreciate the convenience and benefits of our services

             Customer's fee (Individual SPA and Wellness locations)

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

                                 Supplier's fees

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

We cannot guarantee that we will be able to attract enough customers and that we will be able to compete effectively because we have not yet begun operations. We do not have a competitive position relative to these other companies. Once we launch operations, we hope to compete on the basis of price, quality and the novelty of our services. We intend to offer new services to the SPA and Wellness industry. We intend to capitalize on our president's knowledge of SPA business. We intend to compete on price for our Web Services. While our profit margins will be smaller on our SPA services, we intend to compensate for this by having larger margins on services offered to manufacturers and distributors of the SPA products and equipment.

Our operations and our ability to generate revenues will be harmed if we are unable to establish a reputation as a provider of quality services.

Currently, our competitive position within the industry is negligible in light of the fact that we have not started our operations.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

Although we currently have no customers, we believe that with our President's industry experience and connections will enable us to develop the various aspects of the business. Ms. Gonikman has experience with the SPA industry and also experience in arranging promotion and marketing packages.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of December 31, 2014, no shares of our common stock have traded.

NUMBER OF HOLDERS

As of December 31, 2014, the 7,160,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2014. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF OUR EQUITY SECURITIES BY OFFICERS AND DIRECTORS

None.

OTHER STOCKHOLDER MATTERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our cash balance is $13,627 as of December 31, 2014. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds received from our president and director from the purchase of shares. She has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve month period, we require a minimum of $25,000 (approximately $15,000 of which we anticipate will be costs associated with being a public company) of funding from this offering. Being a development stage company, we have very limited operating history. After twelve months period we may need additional financing. We do not currently have any arrangements for additional financing. Our principal executive offices are located at 616 Corporate Way, Suite 2-6621, Valley Cottage, NY 10989. Our phone number is (929) 200-1255.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to start our proposed operations but we cannot guarantee that once we start operations we will stay in business after doing so. If we are unable to successfully attract customers to buy our Web Services we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition,
Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD JUNE 21, 2013 (INCEPTION) TO DECEMBER 31, 2013

During the period June 21, 2013 to December 31, 2013 we had revenue of $420 compared to $0 for the year ended December 31, 2014

During the year ended December 31, 2014, our operating expenses were comprised of professional fees of $13,913 and general and administrative expenses of $1,202 compared to $2,500 in professional fees and $1,086 in general administrative expenses for the period ended December 31, 2013 . We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $15,000. We have prepared an internal business plan. We have not started our proposed business operations and do not expect to do so until approximately 180 days after we have completed this offering.
Since inception, we sold 7,160,000 common stock shares 5,000,000 of them were sold to our president.

ACTIVITIES TO DATE

A substantial portion of our activities to date focused on becoming a reporting public company to raise more capital to finance our business activities. Our President has also developed Plan of Operations. We have established the company office and provided information session and consulting about our services to one prospective customer.

PLAN OF OPERATIONS

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, the Company had $13,627 cash and current liabilities of $6,001. The net operating capital of the Company is sufficient for the Company to remain operational in a short term.

Since inception, we have sold 5,000,000 shares of common stocks to our president and director, at a price of $0.001 per share and 2,160,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $26,600. Our president and director also provided $5,000 long term loan to the company (non interest bearing with no fixed term of repayment).

We are attempting to raise funds to proceed with our plan of operation. Our current cash on hand will be used to pay the fees and expenses of this offering. We will have to utilize funds from our sole officer and director. However, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. In the long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. The Company's cash position may not be sufficient to support its daily operations. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $15,000.

LIMITED OPERATING HISTORY AND NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  Merecot Corp.

                                December 31, 2014

                        Index to the Financial Statements

Report of Independent Registered Public Accounting Firm ..................   12

Balance sheet at December 31, 2014 and 2013 ..............................   13

Statement of operations for the year ended December 31, 2014 and for
the period from June 21, 2013 (inception) through December 31, 2013.......   14

Statement of stockholder's equity for the period from June 21, 2013
(inception) through December 31, 2014......................................  15

Statement of cash flows for the year ended December 31, 2014 and for the period from June 21, 2013 (inception) through December 31, 2013....  16

Notes to the financial statements .........................................  17

                     [LETTERHEAD OF KLJ & ASSOCIATES, LLP]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Merecot Corp.

We have audited the accompanying balance sheet of Merecot Corp. as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2014 and for the period June 21, 2013 (Inception) through December 31, 2013. Merecot Corp. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merecot Corp. as of December 31, 2014 and 2013 , and the results of its operations and its cash flows for the year ended December 31, 2014 and for the period June 21, 2013 (Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KLJ & Associates, LLP
------------------------------------
KLJ & Associates, LLP
St. Louis Park, MN
June 4, 2015

                                  Merecot Corp.
                                 Balance Sheets

                                                                          December 31,       December 31,
                                                                             2014               2013
                                                                           --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                                     $ 13,627           $  7,830
                                                                           --------           --------
      Total current assets                                                   13,627              7,830
                                                                           --------           --------

Equipment, net of depreciation                                                  658                 --
                                                                           --------           --------

      Total assets                                                         $ 14,285           $  7,830
                                                                           ========           ========

LIABILITIES AND STOCKHOLDERS" EQUITY

CURRENT LIABILITIES
  Advances from stockholder                                                   1,001                996
  Loan payable - stockholder                                                  5,000              5,000
                                                                           --------           --------
      Total current liabilities                                               6,001              5,996
                                                                           --------           --------
STOCKHOLDERS' EQUITY
  Common stock, par value $0.001; 75,000,000 shares authorized,
   7,160,000 and 5,000,000 shares issued and outstanding, respectively        7,160              5,000
  Additional paid-in capital                                                 19,440                 --
  Accumulated deficit                                                       (18,316)            (3,166)
                                                                           --------           --------
      Total stockholders' equity                                              8,284              1,834
                                                                           --------           --------

      Total liabilities and stockholders' equity                           $ 14,285           $  7,830
                                                                           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  Merecot Corp.
                            Statements of Operations

                                                                      For the Period from
                                                                          June 21, 2013
                                                       For the            (inception)
                                                      Year Ended            through
                                                     December 31,         December 31,
                                                         2014                 2013
                                                      ----------           ----------
Revenues earned during the development stage          $       --           $      420

Operating Expenses
  Professional fees                                       13,913                2,500
  General and administrative expenses                      1,202                1,086
                                                      ----------           ----------
      Total operating expenses                            15,115                3,586

Loss before Income Tax Provision                         (15,115)              (3,166)

Income Tax Provision                                          --                   --
                                                      ----------           ----------

Net Loss                                              $  (15,115)          $   (3,166)
                                                      ==========           ==========
Net loss per common share
- Basic and Diluted                                   $    (0.00)          $    (0.00)
                                                      ==========           ==========
Weighted average common shares outstanding
- Basic and Diluted                                    7,140,000            5,000,000
                                                      ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                  Merecot Corp.
                        Statements of Stockholders Equity
       For the Period June 21, 2013 (Inception) through December 31, 2014


                                         Common Stock           Additional                        Total
                                      -------------------        Paid-In       Accumulated     Stockholders'
                                      Shares       Amount        Capital         Deficit          Equity
                                      ------       ------        -------         -------          ------
Inception, June 21, 2013                   --     $    --       $     --       $      --         $     --

Issuance of common shares
for cash upon formation             5,000,000       5,000             --              --            5,000

Net loss                                   --          --             --          (3,166)          (3,166)
                                    ---------     -------       --------       ---------         --------

Balance, December 31, 2013          5,000,000       5,000             --          (3,166)           1,834

Issuance of common shares
for cash                            2,160,000       2,160         19,440              --           21,600

Net loss                                   --          --             --         (15,150)         (15,150)
                                    ---------     -------       --------       ---------         --------

Balance, December 31, 2014          7,160,000     $ 7,160       $ 19,440       $ (18,316)        $  8,284
                                    =========     =======       ========       =========         ========


   The accompanying notes are an integral part of these financial statements.

                                  Merecot Corp.
                            Statements of Cash Flows

                                                                      For the Period from
                                                                          June 21, 2013
                                                         For the          (inception)
                                                        Year Ended          through
                                                       December 31,       December 31,
                                                           2014               2013
                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(15,150)          $ (3,166)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities:
  Changes in operating assets and liabilities:
    Depreciation expense                                       34                 --
                                                         --------           --------
NET CASH USED IN OPERATING ACTIVITIES                     (15,116)            (3,166)
                                                         --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                      (692)                --
                                                         --------           --------
NET CASH USED IN INVESTING ACTIVITIES                        (692)                --
                                                         --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                     5                996
  Loan payable - stockholder                                   --              5,000
  Proceeds from sale of common shares                      21,600              5,000
                                                         --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  21,605             10,996
                                                         --------           --------

NET CHANGE IN CASH                                          5,797              7,830

CASH, BEGINNING OF THE PERIOD                               7,830                 --
                                                         --------           --------

CASH, END OF THE PERIOD                                  $ 13,627           $  7,830
                                                         ========           ========
Supplemental Cash Flow Information:
  Interest paid                                          $     --           $     --
  Income taxes paid                                      $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                                  Merecot Corp.
                                December 31, 2014
                        Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

MERECOT CORP.

Merecot Corp. (the "Company") was incorporated on June 21, 2013 under the laws of the State of Nevada. The Company engages in creating automated supply chain Web Services to the SPA and Wellness industry.

NOTE 2 - SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

     (i) ASSUMPTION AS A GOING CONCERN: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
     (ii) VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and
          (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company's financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from June 21, 2013 (inception) through December 31, 2013.

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

There were no potentially dilutive common shares outstanding for the period from June 21, 2013 (inception) through December 31, 2013.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 3 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the period from June 21, 2013 (inception) through December 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Although the Company has recognized some nominal amount of revenues since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDER'S EQUITY

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

NOTE 5 - RELATED PARTY TRANSACTIONS

RELATED PARTIES

Related parties with whom the Company had transactions are:

Related Parties                              Relationship
---------------                              ------------

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

NOTE 6 - INCOME TAX PROVISION

DEFERRED TAX ASSETS

At December 31, 2013, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $3,166 that may be offset against future taxable income through 2033. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company's net deferred tax assets of approximately $1,076 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $1,076 for the period from June 21, 2013 (inception) through December 31, 2013.

Components of deferred tax assets are as follows:

                                                              December 31,       December 31,
                                                                 2014               2013
                                                               --------           --------
Net deferred tax assets - Non-current:
  Expected income tax benefit from NOL carry-forwards          $  5,151           $  1,076
  Less valuation allowance                                       (5,151)            (1,076)
                                                               --------           --------
      Deferred tax assets, net of valuation allowance          $     --           $     --
                                                               ========           ========

INCOME TAX PROVISION IN THE STATEMENT OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                                            For the Period from
                                                                                June 21, 2013
                                                               For the          (inception)
                                                              Year Ended          through
                                                             December 31,       December 31,
                                                                 2014               2013
                                                               --------           --------
Federal statutory income tax rate                                 34.0%              34.0%
Increase (reduction) in income tax provision resulting from:
  Net operating loss ("NOL") carry-forwards                      (34.0)             (34.0)
Effective income tax rate                                          0.0%               0.0%

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the twelve-month period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No report required.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Name               Age                        Position
    ----               ---                        --------

Evgenia Gonikman       36      President, Secretary, Chief Executive Officer and
                               member of the Board of Directors.

Marina Konevetsky      57      Treasurer

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

EVGENIA GONIKMAN

Set forth below is a brief description of the background and business experience of our executive officer and director:

Evgenia Gonikman has been our President, Secretary, and a member of the Board of Directors since our inception on June 21, 2013. Ms. Gonikman has SPA and Wellness experience as well as technical experience in IT field.

1999-2003 worked in Hospitality Industry, Arad, Israel.

In 2004 Completed one year Esthetician program, Israel.

In 2005 Ms. Gonikman opened her own SPA business in Arad, Israel. Name: Jenny SPA, Rishon LeZion, Israel.

From 2005 till present Ms. Gonikman owned her own SPA outlet.

Ms. Gonikman obtained international certificates in SPA and Wellness industry.

In 2008 she successfully completed Traditional Chinese Medicine course at Complementary Medicine College of Canada and entitled to practice Acupuncture and Herbal Medicine and utilize the suffix D.Ac. (Doctor of Acupuncture).

In 2008 She was granted designation of Certified Skin Care Therapist (C.S.C.T) by Canadian Examining Board Health Care Practitioners.

Since 2012, Ms Gonikman was a member of Canadian Association of Acupuncture and Traditional Chinese Medicine.

Ms. Gonikman' schedule currently allows her to spend up to fifteen hours a week on the operations of our company. She indicates that she is willing to spend more time with the business as it grows and her services are needed. We anticipate that she will eventually be required to spend about 60 hours a week on matters relating to our business during the tourist season. In such circumstances, she will have her relatives assume responsibility for the management of her private guest house during peak tourist season.
The specific experience, qualifications, attributes, and skills that led to the conclusion that Ms. Gonikman serve as our director were: her business experience in the SPA industry in Israel and managing her own SPA business.

MARINA KONEVETSKY

Set forth below is a brief description of the background and business experience of our treasurer: Marina Konevetsky.

Marina Konevetsky has been our Treasurer since our inception on June 21, 2013.

Ms. Konevetsky schedule currently allows her to spend up to five hours a week on the operations of our company. She indicates that she is willing to delegate more of her business time as our business grows and her services are needed.

Marina Konevetsky has a master degree in  biology

In 2012 graduated from Robetech Institute, Toronto, Canada

2005-2011 Quality Control technologist, Solbar Industries Ltd., Ashdod, Israel

2001-2005 Engineer laboratory building materials  Ashdod, Israel

1981 to 2001 she worked as a chemist in the state research institute Irkutsk, Russia.

In 1981 Marina Konevetsky graduated with Master Degree from the State University, Irkutsk, Russia.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Evgenia Gonikman and our Treasurer, Marina Konevetsky; each of them currently devotes approximately 7 hours per week to company matters. We intend to hire employees on an as needed basis.

ITEM 11. EXECUTIVE COMPENSATION


                                                                                  Nonqualified
                                                                   Non-Equity       Deferred
 Name and                                     Stock    Option    Incentive Plan   Compensation      All Other
Principal                  Salary   Bonus    Awards    Awards     Compensation       Earnings     Compensation   Total
 Position           Year    (US$)   (US$)     (US$)    (US$)          (US$)            (US$)          (US$)       (US$)
 --------           ----    -----   -----     -----    -----          -----            -----          -----       -----
Evgenia Gonikman    2013      0       0         0        0              0                0              0           0
(President)

Evgenia Gonikman    2014      0       0         0        0              0                0              0           0
(President)

Marina Konevetsky   2013      0       0         0        0              0                0              0           0
(Treasurer)

Marina Konevetsky   2014      0       0         0        0              0                0              0           0
(Treasurer)

CHANGE OF CONTROL

As of December 30, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2014 and as of the date of the filing of this annual report by:

     *    Each of our executive officers;
     *    Each director;
     * Each person known to us to own more than 5% of our outstanding common stock; and
     *    All of our executive officers and directors and as a group.

                        Name of              Amount and Nature of
Title of Class      Beneficial Owner         Beneficial Ownership     Percentage
--------------      ----------------         --------------------     ----------

Common Stock      Evgenia Gonikman             5,000,000 shares of       69.8%
                  (President and Director)     common stock

                  Marina Konevetsky            80,000 shares of           1.1%
                  (Treasurer)                  common stock

The percent of class is based on 7,160,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

During the year ended December 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2014, we incurred approximately $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. Audit fees incurred during financial year ended December 2013 were $2,500. Payment cleared the bank January 28, 2014.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

31.1    Certification of Chief Executive Officer Certification Pursuant To
        Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

101     Interactive Data Files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MERECOT CORP.
                                  (Registrant)


                                  By: /s/ Evgenia Gonikman
                                     -------------------------------------------
                                     Evgenia Gonikman
                                     President and Chief Executive Officer and
                                     Chief Financial Officer

Date June 8, 2015