Form 10-Q
period 2015-03-31
Merecot Corp.
filed 2015-07-07
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No [X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                     Outstanding as of March 31, 2015
      -----                                     --------------------------------
Common Stock: $0.001                                        7,160,000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements                                                3

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operation.                                          13

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.        17

   Item 4. Controls and Procedures.                                           17

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.                                                 18

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       18

   Item 3. Defaults upon Senior Securities.                                   18

   Item 4. Mine Safety Disclosures.                                           18

   Item 5. Other Information.                                                 18

   Item 6. Exhibits.                                                          18

   Signatures                                                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Index to the Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Condensed Balance sheet at March 31, 2015 and December 31, 2014
(unaudited) ............................................................   4

Condensed Statement of operations for the three months ended
March 31, 2015 and for the three months ended March 31, 2014
(unaudited).............................................................   5

Condensed Statement of cash flows for the three months ended
March 31, 2015 and for the three months ended March 31, 2014
(unaudited).............................................................   6

Notes to the condensed unaudited financial statements ..................   7

                                  Merecot Corp.
                      Condensed Balance Sheets (Unaudited)

                                                                         March 31, 2015       December 31, 2014
                                                                         --------------       -----------------
ASSETS

CURRENT ASSETS
  Cash                                                                       $ 13,171              $ 13,627
                                                                             --------              --------
      Total current assets                                                     13,171                13,627
                                                                             --------              --------

Equipment, net of depreciation                                                    554                   658
                                                                             --------              --------

      Total assets                                                           $ 13,725              $ 14,285
                                                                             ========              ========

LIABILITIES AND STOCKHOLDERS" EQUITY

CURRENT LIABILITIES
  Advances from stockholder                                                  $  1,001              $  1,001
  Loan payable - stockholder                                                    5,000                 5,000
                                                                             --------              --------
      Total current liabilities                                                 6,001                 6,001
                                                                             --------              --------
STOCKHOLDERS' EQUITY
  Common stock, par value $0.001; 75,000,000 shares authorized,
   7,160,000 and 5,000,000 shares issued and outstanding, respectively          7,160                 7,160
  Additional paid-in capital                                                   19,440                19,440
  Accumulated deficit                                                         (18,876)              (18,316)
                                                                             --------              --------
      Total stockholders' equity                                                7,724                 8,284
                                                                             --------              --------

      Total liabilities and stockholders' equity                             $ 13,725              $ 14,285
                                                                             ========              ========


                 The accompanying notes are an integral part of
                      these Condensed financial statements.

                                  Merecot Corp.
                 Condensed Statements of Operations (Unaudited)

                                                 For the Three Months       For the Three Months
                                                         Ended                      Ended
                                                    March 31, 2015             March 31, 2014
                                                    --------------             --------------
Revenues earned during the development stage          $       --                 $       --

Operating Expenses
  Professional fees                                          300                      2,983
  General and administrative expenses                        260                         91
                                                      ----------                 ----------
      Total operating expenses                               560                      3,074

Loss before Income Tax Provision                            (560)                    (3,074)

Income Tax Provision                                          --                         --
                                                      ----------                 ----------

Net Loss                                              $     (560)                $   (3,074)
                                                      ==========                 ==========
Net loss per common share
- Basic and Diluted                                   $     0.00                 $     0.00
                                                      ==========                 ==========

Weighted average common shares outstanding
- Basic and Diluted                                    7,160,000                  5,000,000


                 The accompanying notes are an integral part of
                      these Condensed financial statements.

                                  Merecot Corp.
                 Condensed Statements of Cash Flows (Unaudited)

                                                     For the Three Months       For the Three Months
                                                             Ended                      Ended
                                                        March 31, 2015             March 31, 2014
                                                        --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $   (560)                  $ (3,074)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities:
     Changes in operating assets and liabilities:
       Depreciation expense                                     104                         --
                                                           --------                   --------

NET CASH USED IN OPERATING ACTIVITIES                          (456)                    (3,074)
                                                           --------                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                      --                         --
                                                           --------                   --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                         --
                                                           --------                   --------

NET CHANGE IN CASH                                             (456)                    (3,042)

CASH, BEGINNING OF THE PERIOD                                13,627                      7,830
                                                           --------                   --------

CASH, END OF THE PERIOD                                    $ 13,171                   $  4,788
                                                           ========                   ========
Supplemental Cash Flow Information:
  Interest paid                                            $     --                   $     --
  Income taxes paid                                        $     --                   $     --


                 The accompanying notes are an integral part of
                      these Condensed financial statements.

                                  Merecot Corp.
                                 March 31, 2015
              Notes to the Condensed Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

MERECOT CORP.

Merecot Corp. (the "Company") was incorporated on June 21, 2013 under the laws of the State of Nevada. The Company engages in creating automated supply chain Web Services to the SPA and Wellness industry.

NOTE 2 - CONDENSED  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 3 - SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from June 21, 2013 (inception) through March 31, 2015.

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

There were no potentially dilutive common shares outstanding for the period from June 21, 2013 (inception) through March 31, 2015.

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

NOTE 4 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at March 31, 2015, a net loss and net cash used in operating activities for the period from June 21, 2013 (inception) through March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - STOCKHOLDER'S EQUITY

SHARES AUTHORIZED

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

COMMON STOCK

On December 03, 2013 the Company sold 5,000,000 shares of common stock to the founder of the Company at $0.001 per share, or $5,000 in cash.

Between June 18, 2014 and September 26, 2014 the Company sold 2,160,000 shares of common stock to 27 stockholders at $0.01 per share, or $21,600 in aggregate for cash.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

The Chairman, CEO and significant stockholder of the Company advanced $1,001 in aggregate to the Company for the period from June 21, 2013 (inception) through March 31, 2015.

LOAN PAYABLE  - CHIEF EXECUTIVE OFFICER

On July 5, 2013, the Company executed a loan agreement in the amount of $5,000 payable to the Chairman, CEO and significant stockholder of the Company. The loan is unsecured, non-interest bearing with no fixed term of repayment.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

THREE MONTHS PERIOD ENDED MARCH 31, 2015

Our net loss for the three month period ended March 31, 2015 was $560 and $3,074 for the three month period ended March 31, 2014. We have not generated any revenue for this period.

During the three months period ended March 31, 2015 our operating expenses were general and administrative $260 and professional fees of $300, for the three month period ended March 31, 2014 our operating expenses were general and administrative $91 and professional fees of $2,983.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED MARCH 31, 2015

As at March 31, 2015, our total assets were $13,725 compared to $14,285 as of December 31, 2014. Total assets were comprised of cash and computer equipment. As of March 31, 2015 our current liabilities were $6,001. Stockholders' equity was $7,724.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended March 31, 2015 net cash flows used in operating activities was $456.

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

GOING CONCERN

The independent auditors' audit report accompanying our December 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MERECOT CORP.


Dated: July 6, 2015               By: /s/ Evgenia Gonikman
                                     -------------------------------------------
                                     Evgenia Gonikman
                                     President and Chief Executive Officer and
                                     Chief Financial Officer