Form 10-Q
period 2015-06-30
Merecot Corp.
filed 2015-08-07
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No [X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                       Outstanding as of June 30, 2015
     -----                                       -------------------------------
Common Stock: $0.001                                        7,160,000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements                                                3

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operation.                                          14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.        18

   Item 4. Controls and Procedures.                                           18

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.                                                 19

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       19

   Item 3. Defaults upon Senior Securities.                                   19

   Item 4. Mine Safety Disclosures.                                           19

   Item 5. Other Information.                                                 19

   Item 6. Exhibits.                                                          19

   Signatures                                                                 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  June 30, 2015

                        Index to the Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Condensed Balance sheet at June 30, 2015 (unaudited) and
December 31, 2014.......................................................   4

Condensed Statement of operations for the three and six months ended
June 30, 2015 and June 30, 2014 (unaudited).............................   5

Condensed Statement of cash flows for the six months ended
June 30, 2015 and 2014 (unaudited)......................................   6

Notes to the Condensed financial statements (unaudited).................   7

                                  Merecot Corp.
                            Condensed Balance Sheets


                                                                         June 30, 2015        December 31, 2014
                                                                         -------------        -----------------
                                                                          (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                      $  9,952               $ 13,627
                                                                            --------               --------
      Total current assets                                                     9,952                 13,627
                                                                            --------               --------

Equipment, net of depreciation                                                   553                    658
                                                                            --------               --------

      Total assets                                                          $ 10,505               $ 14,285
                                                                            ========               ========

LIABILITIES AND STOCKHOLDERS" EQUITY

CURRENT LIABILITIES
  Advances from stockholder                                                 $  1,015               $  1,001
  Loan payable - stockholder                                                  10,000                  5,000
                                                                            --------               --------
      Total current liabilities                                               11,015                  6,001
                                                                            --------               --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.001; 75,000,000 shares authorized,
   7,160,000 and 5,000,000 shares issued and outstanding, respectively         7,160                  7,160
  Additional paid-in capital                                                  19,440                 19,440
  Accumulated deficit                                                        (27,110)               (18,316)
                                                                            --------               --------
      Total stockholders' equity (deficit)                                      (510)                 8,284
                                                                            --------               --------

      Total liabilities and stockholders' equity                            $ 10,505               $ 14,285
                                                                            ========               ========


   The accompanying notes are an integral part of these financial statements.

                                  Merecot Corp.
                 Condensed Statements of Operations (unaudited)

                                                    For the             For the             For the             For the
                                                  Three Months        Three Months        Six Months          Six Months
                                                     Ended               Ended               Ended               Ended
                                                 June 30, 2015       June 30, 2014       June 30, 2015       June 30, 2014
                                                 -------------       -------------       -------------       -------------
Revenues earned during the development stage      $       --          $       --          $       --          $       --

OPERATING EXPENSES
  Professional fees                                    7,797               1,870               8,097               4,853
  General and administrative expenses                    436                 767                 696                 848
                                                  ----------          ----------          ----------          ----------
      Total operating expenses                         8,233               2,637               8,793               5,711

Loss before Income Tax Provision                     (8, 33)              (2,637)             (8,793)             (5,711)

Income Tax Provision                                      --                  --                  --
                                                  ----------          ----------          ----------          ----------

Net Loss                                          $   (8,233)         $   (2,637)         $   (8,793)         $   (5,711)
                                                  ==========          ==========          ==========          ==========
Net loss per common share
  - Basic and Diluted                             $     0.00          $     0.00          $    (0.00)         $     0.00
                                                  ==========          ==========          ==========          ==========
Weighted average common shares outstanding
  - Basic and Diluted                              6,012,727           5,020,104           7,160,000           5,010,608


   The accompanying notes are an integral part of these financial statements.

                                  Merecot Corp.
                       Condensed Statements of Cash Flows

                                                        For the             For the
                                                      Six Months          Six Months
                                                         Ended               Ended
                                                     June 30, 2015       June 30, 2014
                                                     -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (8,793)           $ (5,711)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities:
     Changes in operating assets and liabilities:
       Depreciation expense                                  104                  35
                                                        --------            --------
NET CASH USED IN OPERATING ACTIVITIES                     (8,689)             (5,676)
                                                        --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                       --                (692)
                                                        --------            --------
NET CASH USED IN INVESTING ACTIVITIES                         --                (692)
                                                        --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                   14                 (13)
  Loan payable - stockholder                               5,000                  --
  Proceeds from sale of common shares                         --               1,600
                                                        --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,014               1,587
                                                        --------            --------

NET CHANGE IN CASH                                        (3,675)             (4,781)

CASH, BEGINNING OF THE PERIOD                             13,627               7,830
                                                        --------            --------

CASH, END OF THE PERIOD                                 $  9,952            $  3,049
                                                        ========            ========
Supplemental Cash Flow Information:
  Interest paid                                         $     --            $     --
  Income taxes paid                                     $     --            $     --


   The accompanying notes are an integral part of these financial statements.

                                  Merecot Corp.
                                  June 30, 2015
              Notes to the Condensed unaudited Financial Statements


NOTE 1 - ORGANIZATION AND OPERATIONS

MERECOT CORP.

Merecot Corp. (the "Company") was incorporated on June 21, 2013 under the laws of the State of Nevada. The Company engages in creating automated supply chain Web Services to the SPA and Wellness industry.

NOTE 2 - CONDENSED  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 3 -SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from June 21, 2013 (inception) through June 30, 2015.

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

There were no potentially dilutive common shares outstanding for the period from June 21, 2013 (inception) through June 30, 2015.

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2015, a net loss and net cash used in operating activities for the period from June 21, 2013 (inception) through June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

COMMON STOCK

On December 3, 2013 the Company sold 5,000,000 shares of common stock to the founder of the Company at $0.001 per share, or $5,000 in cash. Between June 18, 2014 and September 26, 2014 the Company sold 2,160,000 shares of common stock to 27 stockholders at $0.01 per share, or $21,600 in aggregate for cash.

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

The Chairman, CEO and significant stockholder of the Company advanced $1,015 in aggregate to the Company for the period from June 21, 2013 (inception) through June 30, 2015.

LOAN PAYABLE - CHIEF EXECUTIVE OFFICER

On July 5, 2013, the Company executed a loan agreement in the amount of $5,000 payable to the Chairman, CEO and significant stockholder of the Company. Second borrowing installment of Director's loan in the amount of $5,000 was received from CEO on April 4, 2015.

Total loan from CEO as of June 30, 2015 is $10,000.

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

THREE MONTH PERIOD ENDED JUNE 30, 2015 AND 2014

Our net loss for the three month period ended June 30, 2015 was $8,233 and $2,637 for the three month period ended June 30, 2014. We have not generated any revenue in these periods.

During the three months period ended June 30, 2015 our operating expenses were general and administrative $436 and professional fees of $7,797; for the three month period ended June 30, 2014 our operating expenses were general and administrative $767 and professional fees of $1,870.

SIX MONTH PERIOD ENDED JUNE 30, 2015 AND 2014

Our net loss for the three month period ended June 30, 2015 was $8,793 and $5,711 for the six month period ended June 30, 2014. We have not generated any revenue in these periods.

During the six months period ended June 30, 2015 our operating expenses were general and administrative $696 and professional fees of $8,097; for the six month period ended June 30, 2014 our operating expenses were general and administrative $848 and professional fees of $4,853.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS PERIOD ENDED JUNE 30, 2015

As at June 30, 2015, our total assets were $10,505 compared with $14,285 as of December 31, 2014. Total assets were comprised of cash and computer equipment. As of June 30, 2015 our current liabilities were $11,015. Stockholders' equity was ($510).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended June 30, 2015 net cash flows used in operating activities was ($8,689).

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided from financing activities was $5,016 for the six months ended June 30, 2015 which consisted of $5,016 proceeds form director loan and advances.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  Interactive Data Files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MERECOT CORP.


Dated: August 3, 2015             By: /s/ Evgenia Gonikman
                                     -------------------------------------------
                                     Evgenia Gonikman
                                     President and Chief Executive Officer and
                                     Chief Financial Officer