Form 10-Q
period 2015-09-30
Merecot Corp.
filed 2015-11-23
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-194145

MERECOT CORP.
(Exact name of registrant as specified in its charter)

Nevada	68-0683374
(State of incorporation)	(IRS Employer ID Number)

7040 Hayvenhurst Avenue
Van Nuys, CA 91406
818-442-9222
(Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of November 12, 2015 there were 7,160,000 shares of common stock, par value $0.001 per share outstanding.

MERECOT CORP.

FORM 10-Q

SEPTEMBER 30, 2015

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERECOT CORP.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$-	$13,627
Total current assets	-	13,627

Equipment, net	501	658

Total assets	$501	$14,285

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Advances from stockholder	$-	$1,001
Loan payable - stockholder	2,875	5,000

Total current liabilities	2,875	6,001

Total liabilities	2,875	6,001

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,160,000 shares issued and outstanding, respectively	7,160	7,160
Additional paid-in capital	19,440	19,440
Accumulated deficit	(28,974)	(18,316)
Total stockholders’ equity (deficit)	(2,374)	8,284

Total liabilities and stockholders’ equity (deficit)	$501	$14,285

See accompanying notes to unaudited financial statements.

MERECOT CORP.

Condensed Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	1,812	750	9,909	5,603
General and administrative	53	312	749	1,170

Net loss	$(1,865)	$(1,062)	$(10,658)	$(6,773)

Net loss per share - basic and diluted and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of sharesoutstanding - basic and diluted	7,160,000	6,012,144	7,160,000	5,348,152

See accompanying notes to unaudited financial statements.

MERECOT CORP.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(10,658)	$(6,773)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	157	69
Net cash used in operating activities	(10,501)	(6,704)

Cash flows provided by investing activities
Acquisition of property and equipment	-	(692)
Net cash provided by investing activities	-	(692)

Cash flows from financing activities:
Advances from (repayments to) stockholders	(1,001)	27
Loan payable - stockholder	5,000	-
Repayment to stockholder	(7,125)	-
Common stock issued for cash	-	21,600
Net cash provided by financing activities	(3,126)	21,627

Net decrease in cash	(13,627)	14,231

Cash at beginning of period	13,627	7,830

Cash at end of period	$-	$22,061

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited financial statements.

MERECOT CORP.

Notes to Condensed Financial Statements

September 30, 2015

(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Organization

Merecot Corp. (the “Company,” “we,” “us,” “our,” or “Merecot”) was incorporated in the State of Nevada on June 21, 2013. The Company engages in creating supply chain Web Services to the SPA and Wellness industry.

Basis of Presentation

The accompanying unaudited financial statements of Merecot have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2015 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2014 filed on June 8, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $10,658 and used cash in operating activities of $10,501 for the nine months ended September 30, 2015. The Company had working capital deficit, stockholders’ deficiency and accumulated deficit of $2,875, $2,374 and $28,974, respectively, at September 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

MERECOT CORP.

Notes to Condensed Financial Statements

September 30, 2015

(unaudited)

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2015 and 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these unaudited financial statements were issued.

NOTE 2 – STOCKHOLDERS’ DEFICIT

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is 75,000,000 shares of which 75,000,000 shares shall be Common Stock, par value $0.001 per share.

Common Stock

On December 3, 2013 the Company sold 5,000,000 shares of common stock to the founder of the Company at $0.001 per share, or $5,000 in cash. Between June 18, 2014 and September 26, 2014 the Company sold 2,160,000 shares of common stock to 27 stockholders at $0.01 per share, or $21,600 in aggregate for cash.

NOTE 3 - RELATED PARTIES

From time to time, the former Chairman, CEO and significant stockholder of the Company, Dr. Art Malone, advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2015 and December 31, 2014, $0 and $1,001, respectively, was due to Dr. Malone.

MERECOT CORP.

Notes to Condensed Financial Statements

September 30, 2015

(unaudited)

On July 5, 2013, the Company executed a loan agreement in the amount of $5,000 payable to Dr. Malone. A second borrowing installment of Dr. Malone’s loan in the amount of $5,000 was received on April 4, 2015. The balance due to Dr. Malone as of September 30, 2015 is $2,875. The loan is unsecured, non-interest bearing with no fixed term of repayment.

On November 10, 2015, Dr. Malone sold 5,000,000 shares of common stock to the Company, to Andrew Stepansky, for $25,000, constituting a change of control of the Company as Mr. Stepansky now owns 52.3% of the voting securities of the Company.

NOTE 4 - COMMITMENT AND CONTINGENCIES

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

NOTE 5 - SUBSEQUENT EVENTS

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

On November 10, 2015, Dr. Malone sold 5,000,000 shares of common stock to the Company, to Andrew Stepansky, for $25,000, constituting a change of control of the Company as Mr. Stepansky now owns 52.3% of the voting securities of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

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

Our principal executive office is located at 7040 Hayvenhurst Avenue, Van Nuys, California 91406. Our telephone number is (818) 442-9222, and our registered agent for service of process is the Incorp Services, Inc., located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074-7722. We were incorporated in the State of Nevada on June 21, 2013. Our fiscal year end is December 31.

Product

Description of Product Services

The services offered by Merecot Corp. are based on a distributed Cloud location with well-defined interfaces. There are 2 types of interfaces. One interface is for suppliers and manufacturers of SPA products and equipment and another is for consumers (individual SPA and Wellness locations). These services will fulfill the following functionality:

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

Category 2: SPA and Wellness product and equipment manufacturers and distributors

Geographically both categories could be located anywhere in the world although at the initial stage of our development we’ll target the North American markets.

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

Competition and Competitive Strategy

Currently there are no direct competitors that are offering the same services. There are numbers of potential competitors that provide some elements of what Merecot Corp. will offer to their customers as integrated package.

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

For the Three Months Ended September 30, 2015 and 2014

We have no revenue from inception to date.

For the three months ended September 30, 2015, our total operating expenses were $1,865 compared to $1,062 for the three months ended September 30, 2014, resulting in an increase of $803. As a result, net loss was $1,865 for the three months ended September 30, 2015 compared to net loss of $1,062 for the three months ended September 30, 2014.

For the Nine Months Ended September 30, 2015 and 2014

We have no revenue from inception to date.

For the nine months ended September 30, 2015, our total operating expenses were $10,658 compared to $6,773 for the nine months ended September 30, 2014, resulting in an increase of $3,885. As a result, net loss was $10,658 for the nine months ended September 30, 2015 compared to net loss of $6,773 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, the Company had $0 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

CASH FLOWS FROM OPERATING ACTIVITIES

We used cash in operations of $10,501 for the nine months ended September 30, 2015 compared to cash used in operations of $6,704 for the nine months ended September 30, 2014. The negative cash flow from operating activities for the nine months ended September 30, 2015 is primarily to the Company’s net loss from operations of $10,658. Cash used in operations for the nine months ended September 30, 2014 is primarily attributable to the Company’s net loss of $6,773.

We used cash in investing activities of $0 and $692 for the nine months ended September 30, 2015 and 2014, respectively.

We had net cash provided (used in) by financing activities of $(3,126) and $21,627 for the nine months ended September 30, 2015 and 2014, respectively, with the primarily decrease in the current year due to a loan payable to a stockholder for $5,000 offset by repayment of the loan in the amount of $7,125.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $0 and net losses of $10,658 for the nine months ended September 30, 2015 compared to revenue of $0 and net losses of $6,773 for the nine months ended September 30, 2014. The Company had working capital deficiency, stockholders’ deficit, and accumulated deficit of $2,875, $2,374 and $28,974, respectively, at September 30, 2015, and used cash in operations of $8,689 for the nine months ended September 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K as filed on June 8, 2015, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;

2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.

●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

Except as set forth above, due to the new business plan, we are in the process of finalizing our controls over the new business process.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue unregistered securities during the quarter ending September 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merecot Corp.

Dated: November 20, 2015	By:	/s/ Andrew Stepansky
Andrew Stepansky
Chief Executive Officer and Chief Financial Officer

