Form 10-K
period 2015-12-31
MEDRESPONSE CORP.
filed 2016-03-30
CIK 1600750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-194145

MEDRESPONSE CORP.
(Exact name of registrant as specified in its charter)

Nevada	68-0683374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15462 Cabrito Road Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

 Registrant's telephone number, including area code: (818) 442-9222

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

On June 30, 2015, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was undeterminable as the registrant's common stock has not yet been traded.

As of March 10, 2016, the registrant had 9,560,000 shares of its common stock, $0.001 par value, issued and outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our financial statements for Medresponse Corp. Such discussion represents only the best present assessment from our Management.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Medresponse Corp. (the "Company") was incorporated in the State of Nevada on June 21, 2013, under the name of Merecot Corp. On December 3, 2015, the Company changed its name. The Company was originally engaged in the business of creating supply chain Web services to the Spa and Wellness industry.

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Dr. Malone and Evgenia Gonikman (the "Seller"). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8%.

On November 10, 2015, the Company experience a change in control. Andrew Stepansky acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Stepansky and Dr. Malone (the "Seller"). On the closing date, November 10, 2015, pursuant to the terms of the Stock Purchase Agreement, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8%.

The Company's business plan is to engage in medical related activities, specifically transportation services related to the medical industry and/or management services related to medical transportation services.

The Company reports its future business under the following SIC Code:

SIC Code	Description

62191	Ambulance Services

Our principal executive office is located at 15462 Cabrito Road, Van Nuys, CA 91406. The Company does not have a primary Web site.

Products / Services

The services to be offered by Medresponse Corp. are in the ambulance service industry. The Company is currently in the planning stages of the business plan.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

At present, we have no employees other than our officer and director.

Property

We do not have any office space.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC's website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 1, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as follows:

The Company has been threatened with legal action with a vendor for $2,000. The Company has not completed the transaction as it disputes the quality of services provided by the vendor and cancelled the contract with the vendor. The Company will contest the charge accordingly. This amount should not have significant effect on the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock is traded on the OTC Pink under the symbol "MEDR.PK." The symbol change from MTCP.PK for the predecessor company was effective December 10, 2015. As of December 31, 2015, the Company's common stock was held by 31 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company's shares were tradable on or about January 23, 2015 (for Merecot Corp.) and the shares have not traded since this date through December 31, 2015. The following chart is indicative of the fluctuations in the stock prices:

For the Years Ended December 31,
	2015				2014
	High		Low		High		Low

First Quarter	$	N/A	$	N/A	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A	$	N/A	$	N/A

Source: OTC Markets

The Company's transfer agent is Globex Transfer, LLC, 780 Deltona Boulevard, Suite 202, Deltona, Florida 32725.

There is a limited public market for our common shares. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Dividend Distributions

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

The Company does not have a stock option plan.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a "smaller reporting company," this item is inapplicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Medresponse Corp. Such discussion represents only the best present assessment from our Management.

Description of Company

The Company was a startup company that was incorporated in Nevada under the name Merecot Corp. on June 13, 2014. On December 3, 2015, the Company changed its name to Medresponse Corp.

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Dr. Malone and Evgenia Gonikman (the "Seller"). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8%.

On November 10, 2015, the Company experience a change in control. Andrew Stepansky acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Stepansky and Dr. Malone (the "Seller"). On the closing date, November 10, 2015, pursuant to the terms of the Stock Purchase Agreement, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8%.

Prior to the two change of control transactions, we were a startup company that originally intended to engage in the business of creating an automated supply chain Web services to the Spa and Wellness industry.

The Company's business plan is to engage in medical related activities, specifically transportation services related to the medical industry and/or management services related to medical transportation services.

We have had no operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2015 TO THE YEAR ENDED DECEMBER 31, 2014

Results of Operations

Revenue

For the year ended December 31, 2015, our revenue was $0, compared to $0 for the same period in 2014.

Operating Expenses

For the year ended December 31, 2015, operating expenses were $30,532 compared to $15,115 for the same period in 2014. The increase was primarily due to increases in professional fees and stock-based compensation, $24,000.

Net Loss

We generated net losses of $37,254 for the year ended December 31, 2015, compared to $15,115 for the same period in 2014. The net loss for 2015 was affected by a loss on the settlement of a debt of $6,200.

Liquidity and Capital Resources

General

At December 31, 2015, we had cash and cash equivalents of $100. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $12,926  for the year ended December 31, 2015, and we used cash in operations of $15,116 during the same period in 2014. The principal elements of cash flow from operations for the year ended December 31, 2015, included a net loss of $37,254, a decrease of accounts payable to related parties, offset by a loss on the settlement of debt, $6,200, stock-based compensation, $12,000, and an increase in accounts payable, $5,449.

Cash used in investing activities during the year ended December 31, 2015, was $0 compared to $692 during the same period in 2014.

Cash used in our financing activities was $601 for the year ended December 31, 2015, compared to cash generated of $21,605 during the comparable period in 2014. The activity for 2015 was advances from stockholders, $2,799, and proceeds from note payable, $1,500.

As of December 31, 2015, current liabilities exceeded current assets. Current assets decreased from $13,627 at December 31, 2014 to $100 at December 31, 2015, whereas current liabilities increased from $6,001 at December 31, 2014, to $17,070 at December 31, 2015.

	For the years ended
	December 31,
	2015	2014

Cash used in operating activities	$(12,926)	$(15,116)
Cash provided by (used in) investing activities	-	(692)
Cash provided by (used in) financing activities	(601)	21,605
Net changes to cash	$(13,527)	$5,797

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $0 and net losses of $15,115 for the year ended December 31, 2015, compared to sales of $0 and net losses of $6,773 for the year ended December 31, 2014. The Company had a working capital deficit, stockholders' deficit, and accumulated deficit of $16,970, $16,970 and $55,570, respectively, at December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2015 and 2014.

Derivatives. The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has five primary revenue streams as follows:

•	Consulting services.
•	Advertising services.
•	Branding, marketing and selling products for companies.
•	Educational seminars.
•	Selling branded products.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a "smaller reporting company," this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Medresponse Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Medresponse Corp.

15462 Cabrito Road

Van Nuys, California 91406

We have audited the accompanying balance sheets of Medresponse Corp. as of December 31, 2015 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. Medresponse Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medresponse Corp. as of December 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Medresponse Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Medresponse Corp. has suffered losses from operations for the twelve months ended December 31, 2015 and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Medresponse Corp.

We have audited the accompanying balance sheet of Medresponse Corp. (f/k/a Merecot Corp.) as of December 31, 2014 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2014. Medresponse Corp. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medresponse Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN 55436

June 4, 2015

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Balance Sheets

December 31,

	2015	2014
ASSETS
Current assets
Cash	$100	$13,627
Total current assets	100	13,627

Equipment, net	-	658

Total assets	$100	$14,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Notes payable	$1,500	$-
Accounts payable	5,449	-
Accounts payable to related party	100	5,000
Other payable	10,000	-
Accrued expenses	21	-
Advances from stockholder	-	1,001

Total current liabilities	17,070	6,001

Total liabilities	17,070	6,001

Commitments and contingencies (Note 4)

Stockholders' equity (deficit)

Common stock, $0.001 par value, 75,000,000 shares authorized, 9,560,000 and 7,160,000 shares issued and outstanding, respectively	9,560	7,160
Additional paid-in capital	29,040	19,440
Accumulated deficit	(55,570)	(18,316)
Total stockholders' equity (deficit)	(16,970)	8,284

Total liabilities and stockholders' equity (deficit)	$100	$14,285

See accompanying notes to financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Statements of Operations

For the Years Ended December 31,

	2015	2014

Revenue	$-	$-

Operating expenses
Professional fees	16,858	13,913
General and administrative	13,674	1,202

Operating loss	(30,532)	(15,115)

Other income (expense)
Interest expense	(21)	-
Loss on settlement of debt	(6,200)	-
Loss on disposal of assets	(501)	-

Total other income (expense)	(6,722)	-

Net loss	$(37,254)	$(15,115)

Net loss per share - basic and diluted and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	7,501,918	7,140,000

See accompanying notes to financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Statement of Shareholders' Deficit

December 31, 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	5,000,000	$5,000	$-	$(3,166)	$1,834

Issuance of common shares for cash	2,160,000	2,160	19,440	-	21,600
Net loss for the period ended December 31, 2014				(15,150)	(15,150)

Balance at December 31, 2014	7,160,000	$7,160	$19,440	$(18,316)	$8,284

Stock issued for services	2,400,000	2,400	9,600		12,000
Net loss for the period ended December 31, 2015				(37,254)	(37,254)

Balance at December 31, 2015	9,560,000	$9,560	$29,040	$(55,570)	$(16,970)

See accompanying notes to financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Statements of Cash Flows

For the Years Ended December 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(37,254)	$(15,150)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	157	34
Loss on settlement of debt	6,200	-
Loss on disposal of assets	501	-
Stock-based compensation	12,000	-
Changes in operating assets and liabilities:
Accounts payable	5,449	-
Accrued expenses	21	-
Net cash used in operating activities	(12,926)	(15,116)

Cash flows used in investing activities:
Acquisition of property and equipment	-	(692)
Net cash used in investing activities	-	(692)

Cash flows provided by financing activities:
Advances from officers	2,799	5
Proceeds from note payable	1,500	-
Payable to related party	(4,900)	-
Common stock issued for cash	-	21,600
Net cash provided by (used in) financing activities	(601)	21,605

Net increase (decrease) in cash	(13,527)	5,797

Cash at beginning of period	13,627	7,830

Cash at end of period	$100	$13,627

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:

Issuance of note payable for third party payment of payables	$1,500	$-
Assignment of payable to related party to a third party	$10,000	$-

See accompanying notes to financial statements.

Medresponse Corp.

(f/k/a Merecot Corp.)

Notes to Financial Statements

December 31, 2015

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Medresponse Corp. (the "Company," "we," "us," "our," or "Medresponse") was incorporated in the State of Nevada on June 21, 2013, under the name of Merecot Corp. The Company was originally engaged in the business of creating Web services to the Spa and Wellness industry.

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Dr. Malone and Evgenia Gonikman (the "Seller"). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8%.

On November 10, 2015, the Company experienced a change in control. Andrew Stepansky acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Stepansky and Dr. Malone (the "Seller"). On the closing date, November 10, 2015, pursuant to the terms of the Stock Purchase Agreement, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8%.

Nature of Operations

We are currently exploring the medical industry, specifically the transportation segment in regards to ambulance services.

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, depreciable lives of the web site, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, and valuation of share-based payments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

Development Stage Company

Since inception, the Company became a "development stage company" as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities." On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of its previous quarterly report.

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company's business plan has, for the future, one primary revenue stream as follows:

•	Ambulance services.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2015 and 2014 advertising expense was $0 and $0, respectively.

Income Taxes

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2015, tax year 2014 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Effective September 1, 2009, the Company adopted ASC 740-10, "Definition of Settlement in FASB Interpretation No. 48," ("ASC 740-10"), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2015 through the date these audited financial statements were issued.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $37,254 and used cash in operating activities of $17,826 for the year ended December 31, 2015. The Company had a working capital deficit, stockholders' deficit and accumulated deficit of $16,970, $16,970 and $55,570, respectively, at December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS

On November 20, 2015, the Company executed a convertible promissory note with Embles Financial, Inc. ("Embles Financial") for $1,500, in exchange for Embles Financial paying a vendor of the Company directly for a liability of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of December 31, 2015, the accrued interest was $21. The note matures on November 19, 2016. The note has a conversion feature of $0.04 per share. A beneficial conversion feature was not recorded as the Company has yet to publicly trade its common stock and no value was available.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 15, 2016, there were no pending or threatened lawsuits, except as follows:

The Company has been threatened with legal action with a vendor for $2,000. The Company has not completed the transaction as it disputes the quality of services provided by the vendor and cancelled the contract with the vendor. The Company will contest the charge accordingly. Management has determined that the eventual outcome will not have significant effect on the Company's financial statements.

NOTE 5 – RELATED PARTIES

Andrew Stepansky, an officer and director of the Company, has payables and accruals due to him of $100 and $0 as of December 31, 2015 and 2014.

Evgenia Gonikman, the former officer and director of the Company, had a loan payable due to her of $5,000 as of December 31, 2014. The loan was unsecured, non-interest bearing and due on demand. As part of the change of control, the balance of $10,000 due to Ms. Gonikman was assigned to a third party (see Note 8). The Company's bank account, which had $6,200, was withdrawn by Ms. Gonikman prior to the change in control, thereby resulting in a loss on the settlement of debt of $6,200.

On November 9, 2015, prior to the change of control, the Company issued 2,000,000 shares of common stock to Turo LLC, a company controlled by Dr. Malone, the CEO and Director of the Company at that time. The stock was issued for services rendered, valued at $10,000, or $0.005 per share. See Note 6.

On November 9, 2015, the Company issued 200,000 shares of common stock to Emaln, LLC, a company controlled by a person related to Dr. Malone. The stock was issued for services rendered, valued at $1,000, or $0.005 per share. See Note 6.

NOTE 6 – STOCKHOLDER'S EQUITY

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is 75,000,000 shares of which 75,000,000 shares shall be common stock, par value $0.001 per share.

Common Stock

On June 21, 2013, upon formation, the Company sold 5,000,000 shares of common stock to the founder of the Company at $0.001 per share, or $5,000.

Between June 18, 2014 and September 26, 2014 the Company sold 2,160,000 shares of common stock to 27 stockholders at $0.01 per share, or $21,600 in aggregate for cash.

On November 9, 2015, the Company issued 2,000,000 shares of common stock to Turo LLC, a company controlled by Dr. Malone, the CEO and Director of the Company at that time. The stock was issued for services rendered, valued at $10,000, or $0.005 per share, as determined by the Board of Directors of the Company. See Note 5.

On November 9, 2015, the Company issued 200,000 shares of common stock to Looney Enterprises, a company controlled by Dr. Malone. The stock was issued for services rendered, valued at $1,000, or $0.005 per share, which was based on the value established on other issuances on this day.

On November 9, 2015, the Company issued 200,000 shares of common stock to Emaln, LLC, a company controlled by a person related to Dr. Malone. The stock was issued for services rendered, valued at $1,000, or $0.005 per share, which was based on the value established on other issuances on this day. See Note 5.

NOTE 7 – INCOME TAX PROVISION

For the fiscal years 2015 and 2014, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2015 and 2014, the Company has net operating loss carry forwards of approximately $7,000 and $2,500, respectively. The carry forwards expire through the year 2035. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	December 31,
	2015	2014

Tax expense (benefit) at the statutory rate	$(12,666)	$(2,303)
State income taxes, net of federal income tax benefit	(673)	(246)
Non-deductible items	6,358	–
Change in valuation allowance	6,981	2,549
Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company's deferred tax assets and liabilities at December 31, 2015 and 2014, respectively, are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$6,981	$2,549
Stock options	–	–
Total gross deferred tax assets	6,981	2,549
Less: Deferred tax asset valuation allowance	(6,981)	(2,549)
Total net deferred tax assets	–	–

Deferred tax liabilities:
Depreciation	–	–
Total deferred tax liabilities	–	–

Total net deferred taxes	$–	$–

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2015 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $6,981 and $2,549 as of December 31, 2015 and 2014, respectively.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Effective January 2, 2016, the Company and Embles Financial agreed to the conversion of the $10,000 payable to Embles Financial into a convertible promissory note. See Note 5. The note bears interest at the rate of 12% per annum, which accrues monthly. The note matures on January 2, 2017. The note has a conversion feature of $0.04 per share, which was based on the Enterprise value of the Company. A beneficial conversion feature was not applicable as the Company has yet to publicly trade its common stock and no value was available.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2015 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2015, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2015:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company's efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management's report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Andrew Stepansky	35	Chief Executive Officer, Chief Financial Officer, Treasurer, Director (1)

_________

(1) Appointed on November 10, 2015.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrew Stepansky – Chief Executive Officer, Chief Financial Officer and Director

Mr. Stepansky had plans to become a medical professional, more specifically a Nurse Practioner or MD. In 1998, fresh out of high school, he attended Los Angeles Valley College to obtain his Associates Degree; concurrently, Mr. Stepansky was managing an independent diagnostic testing facility owned by his father. During his experience managing the family medical business, he quickly realized that his strengths and talents were in the administrative/operational sector. In 2002, Mr. Stepansky began exploring diverse medical-based businesses and finally decided to establish his own ambulance service. He completed the Emergency Medical Technician Certification (EMT) program at the North Valley Occupational Center to receive a thorough knowledge of the medical side of his endeavor. His start-up ambulance company, Medresponse, Inc., was established in October of 2002, and for the last 13 years, Mr. Stepansky has been President and CEO of the company. The Company believes that Mr. Stepansky's extensive experience in the technology and medical sectors and with small companies qualifies him to serve as a director of the Company. Mr. Stepansky has not ever been the director of any other public company. The terms of Mr. Stepansky's employment have not yet been determined.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney's fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Director Compensation

During the fiscal years ended December 31, 2015 and 2014, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

Directors' and Officers' Liability Insurance

Freedom Leaf does not have directors' and officers' liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists of three directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company's development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board's Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our sole officer is also one of our directors, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

•

This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company's Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Perry's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

•	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company's relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company's risks.

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth, for our last two fiscal years, the compensation earned by our officers and directors. The Company has not executed any employment agreements with any executive.

						Option and Warrant Awards
							All Other Compensation
Name and			Deferred Compensation		Stock Awards
Principal Position		Salary		Bonus				Total

Andrew Stepansky (1)	2015	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,
Chief Financial Officer
and Director

Dr. Arthur Malone, Jr. (2)	2015	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,
Chief Financial Officer
and Director

Evgenia Gonikman (3)	2015	$-	$-	$-	$-	$-	$-	$-
CEO and Chairman	2014	$-	$-	$-	$-	$-	$-	$-

Marina Konevetsky (4)	2014	$-	$-	$-	$-	$-	$-	$-
Treasurer

_____________

(1)	Mr. Stepansky was appointed as CEO, CFO and Director on November 10, 2015.

(2)	Dr. Malone was appointed as CEO, CFO and Director on September 17, 2015. On November 10, 2015, he resigned from all positions.

(3)	Ms. Gonikman was appointed as President on June 21, 2013. On September 17, 2015, she resigned from all positions

(4)	Ms. Konevetsky was appointed as Treasurer on June 21, 2013. On September 17, 2015, she resigned.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's common stock (and preferred stock) as of December 31, 2015, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 15462 Cabrito Road, Van Nuys, California 91406.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Andrew Stepansky (2)	5,000,000	69.8%

All officers and directors as a group (1 person)	5,000,000	69.8%

____________

(1)

Applicable percentage of ownership is based on 7,160,000 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2015. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of December 31, 2015 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Director and officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Pink ("OTCPK") does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 2, 2015, the Company was informed by Li and Company, P.C. ("Li &Co.") that it was resigning as the Registrant's independent registered public accounting firm by April 2, 2015. On April 15, 2015, the Registrant retained KLJ & Associates, LLP CPA ("KLJ") as its principal independent accountants. The decision to retain KLJ as the principal independent accountants was approved by the Company's Board of Directors.

The Termination of Li & Co.

Li & Co., was the independent registered public accounting firm for the Company from January 28, 2014 until April 2, 2015. Li & Co. reports on the Company's financial statements for the years ended December 31, 2013 did not: (a) contain an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) for the fiscal year ended December 31, 2013 through the date of resignation, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Li & Co., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Li & Co. served as the Company's principal independent accountants.

The Engagement of KLJ

Prior to April 15, 2015, the date that KLJ was retained as the principal independent accountants of the Company:

(1)

The Company did not consult KLJ regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company's financial statements;

(2)

Neither a written report nor oral advice was provided to the Company by KLJ that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3)

The Company did not consult KLJ regarding any matter that was either the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

On February 25, 2016, the Company dismissed KLJ as the Company's independent registered public accounting firm. On February 26, 2016, the Company retained Pritchett, Siler & Hardy, P.C. ("PSH") as its principal independent accountants. The decision to dismiss KLJ and retain PSH as the principal independent accountants was approved by the Company's Board of Directors.

The Termination of KLJ

a.	On February 25, 2016, KLJ & Associates, LLP ("KLJ") was dismissed as the Company's independent accountant.

b.	KLJ's report on our financial statements for the year ended December 31, 2014, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

c.	The Company's Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly periods March 31, 2015, June 30, 2015, and September 30, 2015, there were no disagreements with KLJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KLJ, would have caused them to make reference thereto in their report on the financial statements. Through the interim period from September 30, 2015, to February 25, 2016, (the date of dismissal of the former accountant), there were no disagreements with KLJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KLJ would have caused them to make reference thereto in their report on the financial statements.

d.	During the interim period through September 30, 2015, there were no reportable events as set forth in Item 304(a)(1)(iv) of Regulation S-K.

The Engagement of PSH

a.	On February 26, 2016, the Company engaged Pritchett, Siler & Hardy, P.C., of Farmington, Utah, as its new registered independent public accountant. During the years ended December 31, 2015 and 2014, and prior to February 26, 2016 (the date of the new engagement), the Company did not consult with Pritchett, Siler & Hardy, P.C. regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by Pritchett, Siler & Hardy, P.C., in either case where written or oral advice provided by Pritchett, Siler & Hardy, P.C. would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

The following table sets forth the fees billed by our principal independent accountants, Pritchett, Siler & Hardy, P.C. for 2015, and KLJ & Associates, LLP CPA, for the interim periods of 2015 and the year ended December 31, 2014, for the categories of services indicated.

	Years Ended December 31,
Category	2015	2014
Audit Fees	$8,850	$6,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$8,850	$6,000

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on February 26, 2014)
3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on January 19, 2016)
4.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on February 26, 2014)
31.1 (1)

Certification of Principal Executive Officer of Medresponse Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)

Certification of Principal Accounting Officer of Medresponse Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer of Medresponse Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Medresponse Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

(1) Filed herewith

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016	By:	/s/ Andrew Stepansky
Andrew Stepansky, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2016	By:	/s/ Andrew Stepansky
Andrew Stepansky, Director

