Form 10-Q
period 2016-03-31
MEDRESPONSE CORP.
filed 2016-05-11
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-194145

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)
(Exact name of registrant as specified in its charter)

Nevada	68-0683374
(State of incorporation)	(IRS Employer ID Number)

15462 Cabrito Road
Van Nuys, CA 91406
818-442-9222
(Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 8, 2016 there were 9,560,000 shares of common stock, par value $0.001 per share outstanding.

MEDRESPONSE CORP.
(f/k/a MERECOT CORP.)
FORM 10-Q

MARCH 31, 2016

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)

ASSETS

Current assets
Cash	$16	$100
Total current assets	16	100
Total assets	$16	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$11,500	$1,500
Accounts payable	12,332	5,449
Accounts payable to related party	100	100
Other payable	-	10,000
Accrued expenses	361	21
Total current liabilities	24,293	17,070
Total liabilities	24,293	17,070

Commitments and contingencies (Note 4)

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,560,000 and 9,560,000 shares issued and outstanding, respectively	9,560	9,560
Additional paid-in capital	29,040	29,040
Accumulated deficit	(62,877)	(55,570)
Total stockholders' deficit	(24,277)	(16,970)
Total liabilities and stockholders' deficit	$16	$100

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Operations

For the Three Months Ended March 31,

(unaudited)

	2016	2015

Revenue	$-	$-

Operating expenses
Professional fees	6,850	300
General and administrative	116	260

Operating loss	(6,966)	(560)

Other income (expense)
Interest expense	(341)	-

Total other income (expense)	(341)	-

Net loss	$(7,307)	$(560)

Net loss per share - basic and diluted and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	9,560,000	7,160,000

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(7,307)	$(560)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	-	104
Changes in operating assets and liabilities:
Accounts payable	6,883	-
Accrued expenses	340	-
Net cash used in operating activities	(84)	(456)

Net increase (decrease) in cash	(84)	(456)

Cash at beginning of period	100	13,627

Cash at end of period	$16	$13,171

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Conversion of accounts payable to note payable	$10,000	$-

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

 (f/k/a MERECOT CORP.)
Notes to Condensed Financial Statements

March 31, 2016

(unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Medresponse Corp. (the "Company," "we," "us," "our," or "Medresponse") was incorporated in the State of Nevada on June 21, 2013, under the name of Merecot Corp. The Company was originally engaged in the business of creating Web services to the Spa and Wellness industry.

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Dr. Malone and Evgenia Gonikman (the "Seller"). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of total shares.

On November 10, 2015, the Company experienced a change in control. Andrew Stepansky acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Stepansky and Dr. Malone (the "Seller"). On the closing date, November 10, 2015, pursuant to the terms of the Stock Purchase Agreement, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of total shares.

Nature of Operations

We are currently exploring the medical industry, specifically the transportation segment in regards to ambulance services.

Basis of Presentation

The accompanying unaudited financial statements of Medresponse have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended December 31, 2015 filed on March 30, 2016 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Income Taxes

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31. 2016, tax years 2015 and 2014 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $7,307 and used cash in operating activities of $84 for the three months ended March 31, 2016. The Company had working capital deficit, stockholders' deficiency and accumulated deficit of $24,277, $24,277 and $62,877, respectively, at March 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management's plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company's current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders' equity as previously reported.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2016 through the date these unaudited financial statements were issued.

NOTE 2 – CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS

On November 20, 2015, the Company executed a convertible promissory note with Embles Financial, Inc. ("Embles Financial") for $1,500, in exchange for Embles Financial paying a vendor of the Company directly for a liability of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of March 31, 2016, the accrued interest was $66. The note matures on November 19, 2016. The note has a conversion feature of $0.04 per share. A beneficial conversion feature was not recorded as the Company has yet to publicly trade its common stock and value was deemed nominal.

On January 2, 2016, the Company executed a convertible promissory note with Embles Financial for $10,000, in exchange for accounts payable to Embles Financial. The note bears interest at the rate of 12% per annum, which accrues monthly. As of January 31, 2016, the accrued interest was $296. The note matures on January 2, 2017. The note has a conversion feature of $0.04 per share. A beneficial conversion feature was not recorded as the Company has yet to publicly trade its common stock and value was deemed nominal.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 8, 2016, there were no pending or threatened lawsuits, except as follows:

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

NOTE 4 – RELATED PARTIES

Andrew Stepansky, an officer and director of the Company, has payables and accruals due to him of $100 and $100 as of March 31, 2016 and December 31, 2015.

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

On November 9, 2015, the Company issued 200,000 shares of common stock to Emaln, LLC, a company controlled by a person related to Dr. Malone. The stock was issued for services rendered, valued at $1,000, or $0.005 per share. See Note 5.

NOTE 5 – STOCKHOLDER'S EQUITY

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

On November 9, 2015, the Company issued 2,000,000 shares of common stock to Turo LLC, a company controlled by Dr. Malone, the CEO and Director of the Company at that time. The stock was issued for services rendered, valued at $10,000, or $0.005 per share, as determined by the Board of Directors of the Company. See Note 4.

On November 9, 2015, the Company issued 200,000 shares of common stock to Looney Enterprises, a company controlled by Dr. Malone. The stock was issued for services rendered, valued at $1,000, or $0.005 per share, which was based on the value established on other issuances on this day.

On November 9, 2015, the Company issued 200,000 shares of common stock to Emaln, LLC, a company controlled by a person related to Dr. Malone. The stock was issued for services rendered, valued at $1,000, or $0.005 per share, which was based on the value established on other issuances on this day. See Note 4.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed, other than as below.

Embles Financial has paid certain financial obligations of the Company subsequent to March 31, 2016 in the amount of $16,332. The Company and Embles has not formalized any repayment documentation as of the date of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can expect to identify these statements by forward-looking words such as "may," "might," "could," "would," "will," "anticipate," "believe," "plan," "estimate," "project," "expect," "intend," "seek" and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

The Company was a startup company that was incorporated in Nevada under the name Merecot Corp. on June 13, 2014. On December 3, 2015, the Company changed its name to Medresponse Corp.

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Dr. Malone and Evgenia Gonikman (the "Seller"). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of total shares outstanding.

On November 10, 2015, the Company experience a change in control. Andrew Stepansky acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Stepansky and Dr. Malone (the "Seller"). On the closing date, November 10, 2015, pursuant to the terms of the Stock Purchase Agreement, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of total shares outstanding.

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

Our principal executive office is located at 15462 Cabrito Road, Van Nuys, California 91406. Our telephone number is (818) 442-9222, and our registered agent for service of process is the Incorp Services, Inc., located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074-7722. We were incorporated in the State of Nevada on June 21, 2013. Our fiscal year end is December 31.

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

For the Three Months Ended March 31, 2016 and 2015

Revenue

For the three months ended March 31, 2016, our revenue was $0, compared to $0 for the same period in 2015.

Operating Expenses

For the three months ended March 31, 2016, operating expenses were $6,966 compared to $560 for the same period in 2015. The increase was primarily due to increases in professional fees, $6,850 compared to $300 for 2016 and 2015, respectively.

Net Loss

We generated net losses of $7,307 for the three months ended March 31, 2016, compared to $560 for the same period in 2015.

Liquidity and Capital Resources

As of March 31, 2016, the Company had $16 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

CASH FLOWS FROM OPERATING ACTIVITIES

We used cash in operations of $84 for the three months ended March 31, 2016 compared to cash used in operations of $456 for the three months ended March 31, 2015.

We used cash in investing activities of $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

We had net cash provided (used in) by financing activities of $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $0 and net losses of $7,307 for the three months ended March 31, 2016 compared to revenue of $0 and net losses of $560 for the three months ended March 31, 2015. The Company had working capital deficiency, stockholders' deficit, and accumulated deficit of $24,277, $24,277 and $62,877, respectively, at March 31, 2016, and used cash in operations of $84 for the three months ended March 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Summary of Significant Accounting Policies" in our audited financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K as filed on March 30, 2016, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

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

The additional hiring is contingent upon The Company's efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties, except as noted below.

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

We did not issue unregistered securities during the quarter ending March 31, 2016.

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

___________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medresponse Corp.

Dated: May 11, 2016	By:	/s/ Andrew Stepansky
Andrew Stepansky
Chief Executive Officer and Chief Financial Officer

