Form 10-Q
period 2016-06-30
MEDRESPONSE CORP.
filed 2016-08-22
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of August 22, 2016 there were 9,560,000 shares of common stock, par value $0.001 per share outstanding.

MEDRESPONSE CORP.
(f/k/a MERECOT CORP.)
FORM 10-Q

JUNE 30, 2016

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015

ASSETS

Current assets
Cash	$932	$100
Total current assets	932	100

Total Assets	$932	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible Notes payable	$-	$11,500
Accounts payable	13,632	5,449
Accounts payable to related party	12,600	100
Accrued expenses	701	21
Total current liabilities	26,933	17,070

Total Liabilities	26,933	17,070

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,560,000 and 9,560,000 shares issued and outstanding, respectively	9,560	9,560
Additional paid-in capital	29,040	29,040
Accumulated deficit	(64,601)	(55,570)
Total stockholders' deficit	(26,001)	(16,970)
Total liabilities and stockholders' deficit	$932	$100

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Operations

 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Professional fees	1,300	7,797	8,150	8,097
General and administrative	84	436	200	696
Total Operating Expenses	1,384	8,233	8,350	8,793

Operating loss	(1,384)	(8,233)	(8,350)	(8,793)

Other income (expense):
Interest expense	(340)	-	(681)	-
Total other income (expense)	(340)	-	(681)	-

Net Income/loss	$(1,724)	$(8,233)	$(9,031)	$(8,793)

Net Income/(loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	9,560,000	6,012,727	9,560,000	7,160,000

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Cash Flows

 (unaudited)

	For the Six Months Ended
	2016	2015
Cash flows from operating activities:
Net Income/(loss)	$(9,031)	$(8,793)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	104
Changes in operating assets and liabilities
Accounts payable	8,182	-
Accrued interest	681	-
Net cash used in operating activities	(168)	(8,689)

Cash flows from financing activities:
Loans from related party	1,000	5,014
Net cash provided by financing activities	1,000	5,014

Net Change in Cash	832	(3,675)

Cash, beginning of period	100	13,627

Cash, end of period	$932	$9,952

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVSTING AND FINANCING ACTIVITIES:
Convertible note paid off by related party	$11,500	$-

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

 (f/k/a MERECOT CORP.)
Notes to Condensed Financial Statements

June 30, 2016

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

On November 10, 2015, the Company experienced another change in control. Andrew Stepansky acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Stepansky and Dr. Malone (the "Seller"). On the closing date, November 10, 2015, pursuant to the terms of the Stock Purchase Agreement, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of total shares.

Nature of Operations

We are currently exploring the medical industry, specifically the transportation segment in regards to ambulance services.

Basis of Presentation

The accompanying unaudited financial statements of Medresponse have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 3, 2016. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended December 31, 2015 filed on March 30, 2016 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Effective September 1, 2009, the Company adopted ASC 740-10, " Definition of Settlement in FASB Interpretation No. 48," ("ASC 740-10"), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net loss of $9,031 and used cash in operating activities of $168 for the six months ended June 30, 2016. The Company had working capital deficit of $26,001 and $16,970, respectively, at June 30, 2016 and December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2016 through the date these unaudited financial statements were issued.

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

On June 30, 2016, the Company and Embles Financial, Inc. entered into a mutual release agreement whereby Embles Financial, Inc. forfeited all debt owed by the Company. As of June 30, 2016, the convertible note payable to Embles Financial, Inc. consisted of principal of $11,500 and accrued interest of $701. The convertible note was paid off by a related party to the Company. Therefore on June 30, 2016, the Company reclassified $11,500 of convertible notes payable to accounts payable to related party.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 23, 2016, there were no pending or threatened lawsuits, except as follows:

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

NOTE 4 – RELATED PARTIES

Andrew Stepansky, an officer and director of the Company, has payables and accruals due to him of $1,100 and $100 as of June 30, 2016 and December 31, 2015.

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

Between June 18, 2014 and September 26, 2014 the Company issued 2,160,000 shares of common stock to 27 investors at $0.01 per share, or $21,600 in aggregate for cash.

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

For the Three Months Ended June 30, 2016 and 2015

Revenue

For the three months ended June 30, 2016, our revenue was $0, compared to $0 for the same period in 2015.

Operating Expenses

For the three months ended June 30, 2016, operating expenses were $1,384 compared to $8,233 for the same period in 2015. The decrease was primarily due to decrease in professional fees.

Net Loss

We generated net loss of $1,724 for the three months ended June 30, 2016, compared to a net loss of $8,233 for the same period in 2015.

For the Six Months Ended June 30, 2016 and 2015

Revenue

For the six months ended June 30, 2016, our revenue was $0, compared to $0 for the same period in 2015.

Operating Expenses

For the six months ended June 30, 2016, operating expenses were $8,350 compared to $8,793 for the same period in 2015. The increase was nominal as operational expenses stayed constant during this period for 2016 and 2015, respectively.

Net Loss

We generated net loss of $9,031 for the six months ended June 30, 2016, compared to a net loss of $8,793 for the same period in 2015.

Liquidity and Capital Resources

As of June 30, 2016, the Company had $932 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

CASH FLOWS FROM OPERATING ACTIVITIES

We used cash in operations of $168 for the six months ended June 30, 2016 compared to cash used in operations of $8,689 for the six months ended June 30, 2015.

We used cash in investing activities of $0 and $0 for the six months ended June 30, 2016 and 2015, respectively.

We had net cash provided (used in) by financing activities of $1,000 and $5,014 for the six months ended June 30, 2016 and 2015, respectively.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net loss of $9,031 and used cash in operating activities of $168 for the six months ended June 30, 2016. The Company had working capital deficit of $26,001 and $16,970, respectively, at June 30, 2016 and December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

We did not issue unregistered securities during the quarter ending June 30, 2016.

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

______________

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medresponse Corp.

Dated: August 22, 2016	By:	/s/ Andrew Stepansky
Andrew Stepansky
Chief Executive Officer and Chief Financial Officer

