Form 10-Q
period 2016-09-30
MEDRESPONSE CORP.
filed 2016-11-21
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 21, 2016 there were 9,560,000 shares of common stock, par value $0.001 per share outstanding.

MEDRESPONSE CORP.
(f/k/a MERECOT CORP.)
FORM 10-Q

SEPTEMBER 30, 2016

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015

ASSETS

Current assets
Cash	$932	$100
Total current assets	932	100

Total Assets	$932	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable	$-	$11,500
Accounts payable	16,913	5,449
Accounts payable to related party	13,003	100
Accrued interest	701	21
Total current liabilities	30,617	17,070

Total Liabilities	30,617	17,070

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,560,000 and 9,560,000 shares issued and outstanding, respectively	9,560	9,560
Additional paid-in capital	29,040	29,040
Accumulated deficit	(68,285)	(55,570)
Total stockholders' deficit	(29,685)	(16,970)
Total liabilities and stockholders' deficit	$932	$100

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Operations

 (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Professional fees	3,614	1,812	11,764	9,909
General and administrative	70	53	270	749
Total Operating Expenses	3,684	1,865	12,034	10,658

Operating loss	(3,684)	(1,865)	(12,034)	(10,658)

Other income (expense):
Interest expense	-	-	(681)	-
Total other income (expense)	-	-	(681)	-

Net Income/loss	$(3,684)	$(1,865)	$(12,715)	$(10,658)

Net Income/(loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	9,560,000	7,160,000	9,560,000	7,160,000

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Cash Flows

 (unaudited)

	For the Nine Months Ended
	2016	2015
Cash flows from operating activities:
Net Income/(loss)	$(12,715)	$(10,658)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	157
Changes in operating assets and liabilities
Accounts payable	11,464	-
Accrued interest	680	-
Net cash used in operating activities	(571)	(10,501)

Cash flows from financing activities:
Loans from related party	1,403	5,000
Payments to related party	-	(8,126)
Net cash provided by financing activities	1,403	(3,126)

Net Change in Cash	832	(13,627)

Cash, beginning of period	100	13,627

Cash, end of period	$932	$-

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVSTING AND FINANCING ACTIVITIES:
Convertible note paid off by related party	$11,500	$-

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

 (f/k/a MERECOT CORP.)
Notes to Condensed Financial Statements

September 30, 2016

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

Basis of Presentation

The accompanying unaudited financial statements of Medresponse have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2016. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended December 31, 2015 filed on March 30, 2016 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Income Taxes

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2016, tax years 2015 and 2014 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Fair Value of Financial Instruments

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net loss of $12,715 and used cash in operating activities of $571 for the nine months ended September 30, 2016. The Company had working capital deficit of $29,685 and $16,970, respectively, at September 30, 2016 and December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2016 through the date these unaudited financial statements were issued.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, there were no pending or threatened lawsuits, except as follows:

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

NOTE 4 – RELATED PARTIES

Andrew Stepansky, an officer and director of the Company, has payables and accruals due to him of $1,503 and $100 as of September 30, 2016 and December 31, 2015.

In the nine months ended September 30, 2016, a manager of the Company paid the principal due on the outstanding note payable in the amount of $11,500. The Company has payables due to the manager of $11,500 and $0 as of September 30, 2016 and December 31, 2015.

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

For the Three Months Ended September 30, 2016 and 2015

Revenue

For the three months ended September 30, 2016, our revenue was $0, compared to $0 for the same period in 2015.

Operating Expenses

For the three months ended September 30, 2016, operating expenses were $3,684 compared to $1,865 for the same period in 2015. The increase was primarily due to decrease in professional fees.

Net Loss

We generated net loss of $3,684 for the three months ended September 30, 2016, compared to a net loss of $1,865 for the same period in 2015.

For the Nine Months Ended September 30, 2016 and 2015

Revenue

For the nine months ended September 30, 2016, our revenue was $0, compared to $0 for the same period in 2015.

Operating Expenses

For the nine months ended September 30, 2016, operating expenses were $12,034 compared to $10,658 for the same period in 2015. The increase was nominal as operational expenses stayed relatively constant during this period for 2016 and 2015, respectively.

Net Loss

We generated net loss of $12,715 for the nine months ended September 30, 2016, compared to a net loss of $10,658 for the same period in 2015.

Liquidity and Capital Resources

As of September 30, 2016, the Company had $932 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

CASH FLOWS FROM OPERATING ACTIVITIES

We used cash in operations of $571 for the nine months ended September 30, 2016 compared to cash used in operations of $10,501 for the nine months ended September 30, 2015.

We used cash in investing activities of $0 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

We had net cash provided (used in) by financing activities of $1,403 and $(3,126) for the nine months ended September 30, 2016 and 2015, respectively.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net loss of $12,715 and used cash in operating activities of $571 for the nine months ended September 30, 2016. The Company had working capital deficit of $29,685 and $16,970, respectively, at September 30, 2016 and December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

PART II – OTHER INFORMATION

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

We did not issue unregistered securities during the quarter ending September 30, 2016.

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

Medresponse Corp.

Dated: November 21, 2016	By:	/s/ Andrew Stepansky
Andrew Stepansky
Chief Executive Officer and Chief Financial Officer

