Form 10-K
period 2016-12-31
MEDRESPONSE CORP.
filed 2017-09-18
CIK 1600750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-194145

MEDRESPONSE CORP.

(Exact name of registrant as specified in its charter)

Nevada	68-0683374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7040 Hayvenhurst Ave. #200 Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

On June 30, 2016, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was undeterminable as the registrant's common stock has not yet been traded.

As of September 15, 2017, the registrant had 9,560,000 shares of its common stock, $0.001 par value, issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Medresponse Corp. (“Medresponse,” the “Company,” “we,” and “us”) was incorporated in the State of Nevada on June 21, 2013, under the name of Merecot Corp. On December 3, 2015, the Company changed its name to Medresponse Corp. The Company was originally engaged in the business of creating supply chain web services for the spa and wellness industry.

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between Dr. Malone and Evgenia Gonikman (the "Seller"). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of the common stock of the Company.

On November 10, 2015, the Company experienced another change in control. Andrew Stepansky acquired Dr. Malone’s shares of the Company pursuant to a stock purchase agreement. On the closing date, November 10, 2015, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of the common stock of the Company.

The Company's business plan is now focused on providing medical transportation services and management services related to medical transportation services.

The Company reports its business under the following SIC code:

SIC Code	Description

62191	Ambulance Services

Our principal executive office is located at 7040 Hayvenhurst Ave. #200, Van Nuys, California, 91406. The Company does not have a website.

Products / Services

The services to be offered by the Company are in the ambulance service industry. The Company is currently in the planning stages of its business plan.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as follows:

The Company has been threatened with legal action by a vendor for $2,000. The Company has not completed the transaction as it disputes the quality of services provided by the vendor and cancelled the contract with the vendor. The Company intends to contest the charge accordingly. The amount claimed should not have a significant effect on the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock is traded on the OTC Pink under the symbol "MEDR.PK." The symbol change from MTCP.PK for the predecessor company was effective December 10, 2015. As of December 31, 2016, the Company's common stock was held by 31 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company's shares were last traded on or about January 23, 2015, and the shares have not traded since this date through December 31, 2016. The following chart is indicative of the fluctuations in the stock prices:

For the Years Ended December 31,
	2016				2015
	High		Low		High		Low

First Quarter	$	N/A	$	N/A	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A	$	N/A	$	N/A

Source: OTC Markets

The Company's transfer agent is Globex Transfer, LLC, located at 780 Deltona Boulevard, Suite 202, Deltona, Florida, 32725.

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

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between Dr. Malone and Evgenia Gonikman (the "Seller"). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of the common stock of the Company.

On November 10, 2015, the Company experience another change in control. Andrew Stepansky acquired Dr. Malone’s shares of the Company pursuant to a stock purchase agreement. On the closing date, November 10, 2015, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of the common stock of the Company.

Prior to the two change of control transactions, we were a startup company that originally intended to engage in the business of providing automated supply chain web services to the spa and wellness industry.

The Company's business plan is now focused on providing medical transportation services and management services related to medical transportation services.

We have had no operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock and advances from our officer as the source of funding for our operations.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Annual Report on Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2016 TO THE YEAR ENDED DECEMBER 31, 2015

Results of Operations

Revenue

For the year ended December 31, 2016, our revenue was $0, compared to $0 for the same period in 2015.

Operating Expenses

For the year ended December 31, 2016, operating expenses were $9,952 compared to $30,532 for the same period in 2015. The decrease was primarily due to decreases in professional fees and general and administrative expenses year over year.

Net Loss

We generated net losses of $10,633 for the year ended December 31, 2016, compared to $37,254 for the same period in 2015. The decrease in net loss for 2016 was due to less professional fees and general and administrative expenses in 2016 as compared to 2015.

Liquidity and Capital Resources

General

At December 31, 2016, we had cash and cash equivalents of $862. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for administrative and professional fees. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $7,702 for the year ended December 31, 2016, and we used cash in operations of $12,926 during the same period in 2015. The principal elements of cash flow from operations for the year ended December 31, 2016, included a net loss of $10,633, a decrease in accounts payable of $2,251, offset by an increase in accrued interest of $680.

Cash used in investing activities during the year ended December 31, 2016, was $0 compared to $0 during the same period in 2015.

Cash provided by our financing activities was $8,464 for the year ended December 31, 2016, compared to cash used of $601 during the comparable period in 2015. The activity for 2016 was advances from our Chief Executive Officer of $8,464.

As of December 31, 2015, current liabilities exceeded current assets. Current assets increased from $100 at December 31, 2015, to $862 at December 31, 2016, whereas current liabilities increased from $17,070 at December 31, 2015, to $28,465 at December 31, 2016.

	For the years ended
	December 31,
	2016	2015

Cash used in operating activities	$(7,702)	$(12,926)
Cash provided by (used in) investing activities	-	-
Cash provided by (used in) financing activities	(8,464)	(601)
Net changes to cash	$762	$(13,527)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $0 and net losses of $10,633 for the year ended December 31, 2016, compared to sales of $0 and net losses of $37,254 for the year ended December 31, 2015. The Company had a working capital deficit, stockholders' deficit, and accumulated deficit of $27,603, $27,603 and $66,203, respectively, at December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2016 and 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Medresponse Corp.

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Medresponse Corp.

7040 Hayvenhurst Ave. #200

Van Nuys, CA 91406

We have audited the accompanying balance sheets of Medresponse Corp. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medresponse Corp. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

September 13, 2017

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Balance Sheets

December 31,

	2016	2015

ASSETS
Current assets	$862	$100
Cash	862	100
Total current assets

Total Assets	$862	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable	$-	$11,500
Accounts payable	7,700	5,449
Accounts payable to related parties	20,064	100
Accrued expenses	701	21
Total current liabilities	28,465	17,070

Total Liabilities	28,465	17,070

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000
shares authorized, 9,560,000 and 9,560,000
shares issued and outstanding, respectively	9,560	9,560
Additional paid-in capital	29,040	29,040
Accumulated deficit	(66,203)	(55,570)
Total stockholders deficit	(27,603)	(16,970)
Total liabilities and stockholders deficit	$862	$100

See accompanying notes to financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Statements of Operations

For the Years Ended December 31,

	2016	2015
Revenue	$-	$-

Operating expenses:
Professional fees	9,618	16,858
General and administrative	334	13,674
Total Operating Expenses	9,952	30,532

Operating loss	(9,952)	(30,532)

Other income (expense):
Interest expense	(681)	(21)
Loss on settlement of debt	-	(6,200)
Loss on disposal of assets	-	(501)
Total other income (expense)	(681)	(6,722)

Net Income / loss	$(10,633)	$(37,254)

Net Income/(loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding -
basic and diluted	9,560,000	7,501,918

See accompanying notes to financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Statement of Shareholders' Deficit

December 31, 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	5,000,000	$5,000	$-	$(3,166)	$1,834

Issuance of common shares for cash	2,160,000	2,160	19,440	-	21,600

Net Loss for the year ended December 31, 2014	-	-	-	(15,150)	(15,150)

Balance at December 31, 2014	7,160,000	7,160	19,440	(18,316)	8,284

Stock issued for services	2,400,000	2,400	9,600	-	12,000

Net loss for the year ended December 31, 2015	-	-	-	(37,254)	(37,254)

Balance at December 31, 2015	9,560,000	9,560	29,040	(55,570)	(16,970)

Net loss for the year ended December 31, 2016	-	-	-	(10,633)	(10,633)

Balance at December 31, 2016	9,560,000	$9,560	$29,040	$(66,203)	$(27,603)

See accompanying notes to financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Statements of Cash Flows

For the Years Ended December 31,

	2016	2015
Cash flows from operating activities:
Net Income/(loss)	$(10,633)	$(37,254)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	157
Loss on settlement of debt	-	6,200
Loss on disposal of assets	-	501
Stock-based compensation	-	12,000
Changes in operating assets and liabilities
Accounts payable	2,251	5,449
Accrued expenses	680	21
Net cash used in operating activities	(7,702)	(12,926)

Cash flows from financing activities:
Advances from related parties	8,464	2,799
Payments to related party	-	(4,900)
Proceeds from note payable	-	1,500

Net cash provided by financing activities	8,464	(601)

Net Change in Cash	762	(13,527)

Cash, beginning of period	100	13,627

Cash, end of period	$862	$100

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVSTING AND FINANCING ACTIVITIES:
Convertible notes paid by related party	$11,500	$-
Issuance of note payable for third
party payment of payables	$-	$1,500
Assignment of payable to related party
to a third party	$-	$10,000

See accompanying notes to financial statements.

Medresponse Corp.

(f/k/a Merecot Corp.)

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

The Company was a startup company that was incorporated in Nevada under the name Merecot Corp. on June 13, 2014. On December 3, 2015, the Company changed its name to Medresponse Corp.

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between Dr. Malone and Evgenia Gonikman (the "Seller"). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of the common stock of the Company.

On November 10, 2015, the Company experience another change in control. Andrew Stepansky acquired Dr. Malone’s shares of the Company pursuant to a stock purchase agreement. On the closing date, November 10, 2015, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company's outstanding restricted stock for $25,000, representing 69.8% of the common stock of the Company.

Nature of Operations

The Company's business plan is now focused on providing medical transportation services and management services related to medical transportation services.

We have had no operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock and advances from our officer as the source of funding for our operations.

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2016 and 2015 advertising expense was $0 and $0, respectively.

Income Taxes

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2016, tax year 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2016 through the date these audited financial statements were issued.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $10,633 and used cash in operating activities of $7,702 for the year ended December 31, 2016. The Company had a working capital deficit, stockholders' deficit and accumulated deficit of $27,603, $27,603 and $66,203, respectively, at December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits, except as follows:

The Company has been threatened with legal action by a vendor for $2,000. The Company has not completed the transaction as it disputes the quality of services provided by the vendor and cancelled the contract with the vendor. The Company intends to contest the charge accordingly. Management has determined that the eventual outcome will not have significant effect on the Company's financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

Andrew Stepansky, an officer and director of the Company, has payables and accruals due to him of $8,564 and $100 as of December 31, 2016 and December 31, 2015.

On June 30, 2016, the Company and Embles Financial, Inc. entered into a mutual release agreement whereby Embles Financial, Inc. forfeited all debt owed by the Company. As of June 30, 2016, the convertible note payable to Embles Financial, Inc. consisted of principal of $11,500 and accrued interest of $701. The convertible note was paid in full by a related party to the Company. Therefore on June 30, 2016, the Company reclassified $11,500 of convertible notes payable to accounts payable to related party.

As of December 31, 2016 and 2015, the Company had accounts payable to related parties balance of $20,064 and $100.

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

As of December 31, 2016, the Company has 9,560,000 shares of common stock issued and outstanding.

NOTE 7 – INCOME TAX PROVISION

For the fiscal years 2016 and 2015, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2016 and 2015, the Company has net operating loss carry forwards of approximately $10,800 and $7,000, respectively. The carry forwards expire through the year 2036. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	December 31,
	2016	2015

Tax expense (benefit) at the statutory rate	$(3,615)	$(12,666)
State income taxes, net of federal income tax benefit	(213)	(673)
Non-deductible items	-	6,358
Change in valuation allowance	3,828	6,981
Total	$–	$–

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company's deferred tax assets and liabilities at December 31, 2016 and 2015, respectively, are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$10,809	$6,981
Stock options	–	–
Total gross deferred tax assets	10,809	6,981
Less: Deferred tax asset valuation allowance	(10,809)	(6,981)
Total net deferred tax assets	–	–

Deferred tax liabilities:
Depreciation	–	–
Total deferred tax liabilities	–	–

Total net deferred taxes	$–	$–

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $10,809 and $6,981 as of December 31, 2016 and 2015, respectively.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were available to be issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2016 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2016, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2016:

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

Name	Age	Position

Andrew Stepansky	36	Chief Executive Officer, Chief Financial Officer, Treasurer, Director (1)

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

Indemnification of Directors and Officers

Nevada law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney's fees) incurred in defending any such proceeding in advance of its final disposition.

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

Director Compensation

During the fiscal years ended December 31, 2016 and 2015, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

Directors' and Officers' Liability Insurance

The Company does not have directors' and officers' liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists a single director, our CEO, and we have not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

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

Board Leadership Structure and the Board's Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our sole officer is also our director, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

•

This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company's Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Stepansky continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

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

		Salary	Deferred Compensation	Bonus	Stock Awards	Option and Warrant Awards	All Other Comp-ensation	Total
Andrew Stepansky (1)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2015	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer and Director

Dr. Arthur Malone, Jr. (2)	2015	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,
Chief Financial Officer and Director

Evgenia Gonikman (3)	2015	$-	$-	$-	$-	$-	$-	$-
CEO and Chairman

Marina Konevetsky (4)	2015	$-	$-	$-	$-	$-	$-	$-
Treasurer

_____________

(1)	Mr. Stepansky was appointed as CEO, CFO and Director on November 10, 2015.

(2)	Dr. Malone was appointed as CEO, CFO and Director on September 17, 2015. On November 10, 2015, he resigned from all positions.

(3)	Ms. Gonikman was appointed as President on June 21, 2013. On September 17, 2015, she resigned from all positions

(4)	Ms. Konevetsky was appointed as Treasurer on June 21, 2013. On September 17, 2015, she resigned.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's common stock (and preferred stock) as of December 31, 2016, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 15462 Cabrito Road, Van Nuys, California 91406.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Andrew Stepansky (2)	5,000,000	69.8%

All officers and directors as a group (1 person)	5,000,000	69.8%

____________

(1)

Applicable percentage of ownership is based on 7,160,000 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2016. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of December 31, 2016 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 2, 2015, the Company was informed by Li and Company, P.C. ("Li &Co.") that it was resigning as the Company's independent registered public accounting firm. On April 15, 2015, the Registrant retained KLJ & Associates, LLP CPA ("KLJ") as its principal independent accountants. The decision to retain KLJ as the principal independent accountants was approved by the Company's Board of Directors.

The Termination of Li & Co.

Li & Co., was the independent registered public accounting firm for the Company from January 28, 2014 until April 2, 2015. Li & Co. reports on the Company's financial statements for the year ended December 31, 2013, did not: (a) contain an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) for the fiscal year ended December 31, 2013, through the date of resignation, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Li & Co., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Li & Co. served as the Company's principal independent accountants.

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

c.

The Company's Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly periods March 31, 2015, June 30, 2015, and September 30, 2015, there were no disagreements with KLJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KLJ, would have caused them to make reference thereto in their report on the financial statements. Through the interim period from September 30, 2015, to February 25, 2016, (the date of dismissal of KLJ), there were no disagreements with KLJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KLJ would have caused them to make reference thereto in their report on the financial statements.

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

The following table sets forth the fees billed by our principal independent accountants, Pritchett, Siler & Hardy, P.C. for 2016 and 2015, and KLJ & Associates, LLP CPA, for the interim periods of 2015, for the categories of services indicated.

	Years Ended December 31,
Category	2016	2015
Audit Fees	$7,850	$8,850
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$7,850	$8,850

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

Date: September 15, 2017	By:	/s/ Andrew Stepansky
Andrew Stepansky, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 15, 2017	By:	/s/ Andrew Stepansky
Andrew Stepansky, Director

