Form 10-Q
period 2017-03-31
MEDRESPONSE CORP.
filed 2017-09-25
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-194145

MEDRESPONSE CORP. (f/k/a Merecot Corp.)
(Exact name of registrant as specified in its charter)

Nevada	68-0683374
(State of incorporation)	(IRS Employer ID Number)

7040 Hayvenhurst Ave. #200

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

As of September 25, 2017, the registrant had 9,560,000 shares of its common stock, $0.001 par value, issued and outstanding.

MEDRESPONSE CORP.

(f/k/a MERECOT CORP.)

FORM 10-Q

MARCH 31, 2017

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash	$820	$862
Total current assets	820	862

Total Assets	$820	$862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,000	$7,700
Accounts payable to related parties	24,064	20,064
Accrued expenses	701	701
Total current liabilities	31,765	28,465

Total Liabilities	31,765	28,465

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,560,000 and 9,560,000 shares issued and outstanding, respectively	9,560	9,560
Additional paid-in capital	29,040	29,040
Accumulated deficit	(69,545)	(66,203)
Total stockholders deficit	(30,945)	(27,603)
Total liabilities and stockholders deficit	$820	$862

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Operations

For the Three Months Ended March 31,

(unaudited)

	2017	2016
Revenue	$-	$-

Operating expenses:
Professional fees	3,300	6,850
General and administrative	42	116
Total Operating Expenses	3,342	6,966

Operating loss	(3,342)	(6,966)

Other income (expense):
Interest expense	-	(341)
Loss on settlement of debt	-	-
Loss on disposal of assets	-	-
Total other income (expense)	-	(341)

Net Income/loss	$(3,342)	$(7,307)

Net Income/(loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	9,560,000	9,560,000

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Cash Flows

(unaudited)

For the Three Months Ended March 31,

	2017	2016
Cash flows from operating activities:
Net Income/(loss)	$(3,342)	$(7,307)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	-
Changes in operating assets and liabilities
Accounts payable	(700)	6,883
Accrued expenses	-	340
Net cash used in operating activities	(4,042)	(84)

Cash flows from financing activities:
Advances from related parties	4,000	-
Payments to related party	-	-
Proceeds from note payable	-	-
Net cash provided by financing activities	4,000	-

Net Change in Cash	(42)	(84)

Cash, beginning of period	862	100

Cash, end of period	$820	$16

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVSTING AND FINANCING ACTIVITIES:
Convertible note paid off by related party	$-	$10,000

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a MERECOT CORP.) Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements of Medresponse have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2017. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended December 31, 2016 filed on September 15, 2017 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2017 and 2016 advertising expense was $0 and $0, respectively.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2017 through the date these financial statements were issued.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $3,342 and used cash in operating activities of $4,042 for the three months ended March 31, 2017. The Company had working capital deficit and accumulated deficit of $30,945 and $69,545, respectively, at March 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 25, 2017, there were no pending or threatened lawsuits, except as follows:

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

NOTE 4 – RELATED PARTIES TRANSACTIONS

Andrew Stepansky, an officer and director of the Company, has payables and accruals due to him of $12,564 and $8,564 as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017 and December 31, 2016, the Company had accounts payable to related parties balance of $24,064 and $20,064.

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

As of March 31, 2017 and December 31, 2016, the Company has 9,560,000 shares of common stock issued and outstanding.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Our principal executive office is located at 7040 Hayvenhurst Ave. #200, Van Nuys, California 91406. Our telephone number is (818) 442-9222, and our registered agent for service of process is the Incorp Services, Inc., located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074-7722. We were incorporated in the State of Nevada on June 21, 2013. Our fiscal year end is December 31.

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

For the Three Months Ended March 31, 2017 and 2016

Revenue

For the three months ended March 31, 2017, our revenue was $0, compared to $0 for the same period in 2016.

Operating Expenses

For the three months ended March 31, 2017, operating expenses were $3,342 compared to $6,966 for the same period in 2016. The decrease was primarily due to decrease in professional fees.

Net Income / (Loss)

We generated a net loss of $3,342 for the three months ended March 31, 2017, compared to a net loss of $7,307 for the same period in 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company had $820 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

CASH FLOWS FROM OPERATING ACTIVITIES

We used cash in operations of $4,042 for the three months ended March 31, 2017 compared to cash used in operations of $84 for the three months ended March 31, 2016.

We used cash in investing activities of $0 and $0 for the three months ended March 31, 2017 and 2016, respectively.

We had net cash provided (used in) by financing activities of $4,000 and $0 for the three months ended March 31, 2017 and 2016, respectively.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $3,342 and used cash in operating activities of $4,042 for the three months ended March 31, 2017. The Company had working capital deficit and accumulated deficit of $30,945 and $69,545, respectively, at March 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Summary of Significant Accounting Policies" in our audited financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K as filed on September 15, 2017, for a discussion of our critical accounting policies and estimates.

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

We did not issue unregistered securities during the quarter ending March 31, 2017.

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

Medresponse Corp.

Dated: September 25, 2017	By:	/s/ Andrew Stepansky
Andrew Stepansky
Chief Executive Officer and Chief Financial Officer

