Form 10-Q
period 2017-06-30
MEDRESPONSE CORP.
filed 2017-09-25
CIK 1600750

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

MEDRESPONSE CORP.

(f/k/a MERECOT CORP.)

FORM 10-Q

JUNE 30, 2017

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS

Current assets
Cash	$778	$862
Total current assets	778	862

Total Assets	$778	$862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$6,195	$7,700
Accounts payable to related parties	25,169	20,064
Accrued expenses	701	701
Total current liabilities	32,065	28,465

Total Liabilities	32,065	28,465

Stockholders’ deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,560,000 and 9,560,000 shares issued and outstanding, respectively	9,560	9,560
Additional paid-in capital	29,040	29,040
Accumulated deficit	(69,887)	(66,203)
Total stockholders deficit	(31,287)	(27,603)
Total liabilities and stockholders deficit	$778	$862

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
Professional fees	300	1,300	3,600	8,150
General and administrative	42	84	84	200
Total Operating Expenses	342	1,384	3,684	8,350

Operating loss	(342)	(1,384)	(3,684)	(8,350)

Other income (expense):
Interest expense	-	(340)	-	(681)
Total other income (expense)	-	(340)	-	(681)

Net Income/loss	$(342)	$(1,724)	$(3,684)	$(9,031)

Net Income/(loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	9,560,000	9,560,000	9,560,000	9,560,000

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a Merecot Corp.)

Condensed Statements of Cash Flows

(unaudited)

For the Six Months Ended June 30,

	2017	2016
Cash flows from operating activities:
Net Income/(loss)	$(3,684)	$(9,031)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	-
Changes in operating assets and liabilities
Accounts payable	(1,505)	8,182
Accrued expenses	-	681
Net cash used in operating activities	(5,189)	(168)

Cash flows from financing activities:
Advances from related parties	5,105	1,000
Payments to related party	-	-
Proceeds from note payable	-	-
Net cash provided by financing activities	5,105	1,000

Net Change in Cash	(84)	832

Cash, beginning of period	862	100

Cash, end of period	$778	$932

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVSTING AND FINANCING ACTIVITIES:

Convertible note paid off by related party	$-	$11,500

See accompanying notes to unaudited financial statements.

MEDRESPONSE CORP.

(f/k/a MERECOT CORP.)

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

The Company was a startup company that was incorporated in Nevada under the name Merecot Corp. on June 13, 2014. On December 3, 2015, the Company changed its name to Medresponse Corp.

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with a stock purchase agreement by and between Dr. Malone and Evgenia Gonikman (the “Seller”). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company’s outstanding restricted stock for $25,000, representing 69.8% of the common stock of the Company.

On November 10, 2015, the Company experienced another change in control. Andrew Stepansky acquired Dr. Malone’s shares of the Company pursuant to a stock purchase agreement. On the closing date, November 10, 2015, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company’s outstanding restricted stock for $25,000, representing 69.8% of the common stock of the Company.

Nature of Operations

The Company’s business plan is now focused on providing medical transportation services and management services related to medical transportation services.

We have had no operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock and advances from our officer as the source of funding for our operations.

Basis of Presentation

The accompanying unaudited financial statements of Medresponse have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2016 filed on September 15, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company’s business plan has, for the future, one primary revenue stream as follows:

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended June 30, 2017 and 2016 advertising expense was $0 and $0, respectively.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2017 through the date these financial statements were issued.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $3,684 and used cash in operating activities of $5,189 for the six months ended June 30, 2017. The Company had working capital deficit and accumulated deficit of $31,287 and $69,887, respectively, at June 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 25, 2017, there were no pending or threatened lawsuits, except as follows:

The Company has been threatened with legal action with a vendor for $2,000. The Company has not completed the transaction as it disputes the quality of services provided by the vendor and cancelled the contract with the vendor. The Company will contest the charge accordingly. Management has determined that the eventual outcome will not have significant effect on the Company’s financial statements.

NOTE 4 – RELATED PARTIES TRANSACTIONS

Andrew Stepansky, an officer and director of the Company, has payables and accruals due to him of $13,669 and $8,564 as of June 30, 2017 and December 31, 2016.

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

As of June 30, 2017 and December 31, 2016, the Company had accounts payable to related parties balance of $25,169 and $20,064.

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

NOTE 5 – STOCKHOLDER’S EQUITY

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

As of June 30, 2017 and December 31, 2016, the Company has 9,560,000 shares of common stock issued and outstanding.

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

On September 17, 2015, the Company experienced a change in control. Dr. Arthur Malone, Jr. acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Dr. Malone and Evgenia Gonikman (the “Seller”). On the closing date, September 17, 2015, pursuant to the terms of the Stock Purchase Agreement, Dr. Malone purchased from the Seller 5,000,000 shares of the Company’s outstanding restricted stock for $25,000, representing 69.8% of total shares outstanding.

On November 10, 2015, the Company experienced a change in control. Andrew Stepansky acquired a controlling interest of the issued and outstanding common stock of the Company in accordance with stock purchase agreements by and between Mr. Stepansky and Dr. Malone (the “Seller”). On the closing date, November 10, 2015, pursuant to the terms of the Stock Purchase Agreement, Mr. Stepansky purchased from the Seller 5,000,000 shares of the Company’s outstanding restricted stock for $25,000, representing 69.8% of total shares outstanding.

Prior to the two change of control transactions, we were a startup company that originally intended to engage in the business of creating an automated supply chain Web services to the Spa and Wellness industry.

The Company’s business plan is to engage in medical related activities, specifically transportation services related to the medical industry and/or management services related to medical transportation services.

We have had no operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

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

For the Three Months Ended June 30, 2017 and 2016

Revenue

For the three months ended June 30, 2017, our revenue was $0, compared to $0 for the same period in 2016.

Operating Expenses

For the three months ended June 30, 2017, operating expenses were $342 compared to $1,384 for the same period in 2016. The decrease was primarily due to decrease in professional fees.

Net Income / (Loss)

We generated a net loss of $342 for the three months ended June 30, 2017, compared to a net loss of $1,724 for the same period in 2016.

For the Six Months Ended June 30, 2017 and 2016

Revenue

For the six months ended June 30, 2017, our revenue was $0, compared to $0 for the same period in 2016.

Operating Expenses

For the six months ended June 30, 2017, operating expenses were $3,684 compared to $9,031 for the same period in 2016. The decrease was primarily due to decrease in professional fees.

Net Income / (Loss)

We generated a net loss of $3,684 for the six months ended June 30, 2017, compared to a net loss of $9,031 for the same period in 2016.

Liquidity and Capital Resources

As of June 30, 2017, the Company had $778 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

CASH FLOWS FROM OPERATING ACTIVITIES

We used cash in operations of $5,189 for the six months ended June 30, 2017 compared to cash used in operations of $168 for the six months ended June 30, 2016.

We used cash in investing activities of $0 and $0 for the six months ended June 30, 2017 and 2016, respectively.

We had net cash provided (used in) by financing activities of $5,105 and $1,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $3,684 and used cash in operating activities of $5,189 for the six months ended June 30, 2017. The Company had working capital deficit and accumulated deficit of $31,287 and $69,887, respectively, at June 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K as filed on September 15, 2017, for a discussion of our critical accounting policies and estimates.

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

The Company has been threatened with legal action with a vendor for $2,000. The Company has not completed the transaction as it disputes the quality of services provided by the vendor and cancelled the contract with the vendor. The Company will contest the charge accordingly. Management has determined that the eventual outcome will not have significant effect on the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue unregistered securities during the quarter ending June 30, 2017.

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

